Form 10KSB
period 2002-12-31
ROLFE ENTERPRISES INC
filed 2003-04-15
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

ROLFE ENTERPRISES, INC.

(Name of small business in its charter)

Florida	0-49999	13-4025362
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
5150 Tamiami Trail N., Ste. 202 Naples, Florida	34103
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number, including area code:: (239) 430-2222

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0 .001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 6, 2003, the Company had 5,820,250 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Florida on May 6, 1996. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

The Company is a "blind pool" or "blank check" company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities. The Company maintains a mailing address at 5150 Tamiami Trail North, Suite 202, Naples, Florida 34103. The Company pays no rent for the use of this mailing address.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 75 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of December 31, 2002, the Company remains in the development stage. For the fiscal year ended December 31, 2002, the Company's balance sheet reflects current asset and total assets of $1,232, $1,197 of which is a receivable due from a shareholder, and current liabilities of $3,200.

The Company will carry out its plan of business as discussed above. The Company does not have sufficient assets or capital resources to pay its ongoing expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans or additional capital contributions from shareholders to pay expenses at least until it is able to consummate a business transaction.

Results of Operations

During the period from May 6, 1996 (inception) through December 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period, and the Company has accumulated a deficit of $ 18,579 during the development stage.

Plan of Operations

For the fiscal year ending December 31, 2003, the Company will carry out its business plan as discussed above. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with the completion of its pending business acquistion. There are, however, no assuranes that this acquisition will be completed, in which case the Company will continue its efforts to locate a suitable business for this purpose. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7. FINANCIAL STATEMENTS.

See the following pages.

ROLFE ENTERPRISES, INC.

DECEMBER 31, 2002

I N D E X

AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS

Tim B. Palmieri

CERTIFIED PUBLIC ACCOUNTANT

305 Morning Mist Walk

Suwanee, Ga 30024

(770) 932-6817

To the Board of Directors and Shareholders of Rolfe Enterprises, Inc.

I have audited the accompanying balance sheets of Rolfe Enterprises, Inc. (A Development Stage Company) (The Company), as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolfe Enterprises, Inc. (A Development Stage Company), as of December 31, 2002 and 2001, and the results of its operations for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles generally accepted in the United States of America.

April 6, 2003

Suwanee, Georgia

Tim B. Palmieri

Certified Public Accountant

ROLFE ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheets

For the years ended

	Audited	Audited
	12/31/2002	12/31/2001

ASSETS

Current Assets:

Cash	$ 35	$ -
Shareholder receivable	1,197	-

TOTAL CURRENT ASSETS	1,232	-

TOTAL ASSETS	$ 1,232	$ -

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:

Accounts payable and accrued expenses	$ 3,200	$ 2,200
Shareholder loan payable	-	2,816

TOTAL CURRENT LIABILITIES	3,200	5,016

Stockholder's Deficit:

Common Stock - Par value $.001; authorized 10,000,000 shares
5,820,250 and 1,356,500 shares issued and outstanding in	5,820	1,357
2002 and 2001, respectively

Additional paid-in capital	10,791	10,791
Deficit accumulated during the development stage	(18,579)	(17,164)

TOTAL STOCKHOLDER'S DEFICIT	(1,968)	(5,016)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 1,232	$ -

The accompanying notes are an integral part of the financial statements.

ROLFE ENTERPRISES, INC.

(A Development Stage Company)

Statements of Operations

For the years ended

	Audit	Audit	Inception
	For the year	For the year	05/06/96 to
	ending 12/31/2002	ending 12/31/2001	12/31/2002
Revenues:

Investment Income	$ -	$ -	$ -

TOTAL REVENUES	-	-	-

Costs and expenses:

General and administrative	1,415	2,000	18,579

TOTAL EXPENSES	1,415	2,000	18,579

Net loss before taxes	1,415	2,000	18,579

Provision for income taxes	-	-	-

Net loss	$ (1,415)	$ (2,000)	$ (18,579)

Loss per common share	$ (0.00024)	$ (0.00147)

Weighted average common shares outstanding	5,820,250	1,356,500

The accompanying notes are an integral part of the financial statements.

ROLFE ENTERPRISES, INC.

(A Development Stage Company)

Statement of Changes in Stockholders' Deficit

For the initial period from inception (May 5, 1996) to December 31, 2002

				Deficit
			Additional	Accumulated
	Common Stock		Paid-in	from
	Shares	Amount	Capital	Inception	Total
Common Stock issued for cash for the
period ending December 31, 1997	523,000	523	7,277	(9,189)	(1,389)

Common Stock issued for cash for the
year ending December 31, 1998	35,500	35	3,514	-	3,549

Net loss for the year ending
December 31, 1998	-	-	-	(2,680)	(2,680)

Net loss for the year ending
December 31, 1999	-	-	-	(120)	(120)

Common Stock issued for cash for the
year ending December 31, 1999	798,000	798	-	-	798

Net loss for the year ending
December 31, 2000	-	-	-	(3,175)	(3,175)

Net loss for the year ending
December 31, 2001	-	-	-	(2,000)	(2,000)

Common Stock issued for cash for the
year ending December 31, 2002	4,463,750	4,464	-	-	4,464

Net loss for the year ending
December 31, 2002	-	-	-	(1,415)	(1,415)

Balance, December 31, 2002	5,820,250	5,820	10,791	(18,579)	(1,968)

The accompanying notes are an integral part of the financial statements.

ROLFE ENTERPRISES, INC.

(A Development Stage Company)

Statements of Cash Flows

For the initial period from inception (May 5, 1996) to December 31, 2002

	Audit	Audit	Inception
	For the year	For the year	05/6/1996 to
	ending 12/31/2002	ending 12/31/2001	12/31/2002

Cash flows from operating activities:

Net loss	$ (1,415)	$ (2,000)	$ (18,579)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) Decrease in receivable from shareholder	(1,197)	-	(1,197)
Increase(Decrease) in shareholder loan payable	(2,816)	-	-
Increase (Decrease) in accounts payable	1,000	2,000	3,200

Net cash used in operating activities	(4,428)	-	(16,576)

Cash flows from financing activities:

Issuance of Common Stock	4,463	-	5,820
Additional paid-in Capital	-	-	10,791

Net cash provided by financing activities	4,463	-	16,611

Net increase (decrease) in cash	35	-	35

Cash, beginning	-	-	-

Cash, ending	35	-	35

The accompanying notes are an integral part of the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions held and tenure
Joseph H. Dowling	73	President and a director since May 1999
Frank Pioppi	43	Secretary and a director since June 2002

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Joseph H. Dowling.

Mr. Dowling has been president and director of Insurance Capital Corporation since 1978. He began his insurance career as an actuary in 1948. From 1948-1965 (excluding military service), he worked with major insurance corporations. From 1965-1992 he worked as a security analyst and investment banker specializing in insurance and related financial service industry matters primarily in the analysis of insurance companies, mergers and acquisitions for such firms as Dean Witter, Drexel Burnham Lambert, and Kuhn, Loeb and Co. He has been a fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

Frank Pioppi.

Mr. Pioppi resides in Winthrop, Massachusetts. He has served as President of Beachfront Pizza Corporation since January of 1981. In 1979, Mr. Pioppi received an associate's degree in political science from the University of Massachusetts.

Compliance With Section 16(a) of the Exchange Act.

The Company's directors have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Mid-Continental Securities 5150 Tamiami Trail N., Ste. 202, Naples, Florida 34103	4,563,750	78.41%
Frank Pioppi 5150 Tamiami Trail N., Ste. 202, Naples, Florida 34103	4,563,750 (3)
Joseph H. Dowling (1) 5150 Tamiami Trail N., Ste. 202, Naples, Florida 34103	0	0
Frank Pioppi (1) 4 Cliff Avenue Winthrop, MA 02152	295,000	9.67%
Michelle P. Suppes (2) 5150 Tamiami Trail N., Ste. 202, Naples, Florida 34103	300,000	9.83%
All directors and executive officers (2 persons)	295,000	9.67%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 150,000 shares owned by family members, of which Ms.Suppes may be deemed to be the beneficial owner.

(3) Frank Pioppi is the Chairman of Mid-Continental Securities Corp., and is deemed by that Company to be the beneficial owner of 100% of Mid-Continental's shares in Rolfe Enterprises, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No officer, director, promoter, affiliate or beneficial owner of the Company has, has had, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under "Executive Compensation" above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individual or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No. Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

(a) Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

    No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLFE ENTERPRISES, INC.

By: /S/ JOSEPH H. DOWLING

Joseph H. Dowling, President and a Director

By: /S/ FRANK PIOPPI

Frank Pioppi, Secretary and a Director

Date: April 15, 2003

Exhibit 99.1

ROLFE ENTERPRISES, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph Dowling, certify that:

1. I have reviewed this annual report on Form 10-KSB of Rolfe Enterprises, Inc.

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

Date: April 15, 2003	By: /S/ JOSEPH H. DOWLING Joseph H. Dowling, President and a Director

Exhibit 99.2

ROLFE ENTERPRISES, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank Pioppi, certify that:

1. I have reviewed this annual report on Form 10-KSB of Rolfe Enterprises, Inc.

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

Date: April 15, 2003	By: /S/ FRANK PIOPPI Frank Pioppi, Director