Form 10QSB
period 2003-03-31
ROLFE ENTERPRISES INC
filed 2003-05-16
CIK 1111473

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2003, the following shares were outstanding: 5,820,250 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

ROLFE ENTERRPRISES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

ROLFE ENTERPRISES, INC.

(A Development Stage Company)

Balance Sheets

For the periods ended

	Unaudited	Unaudited
	03/31/2003	03/31/2002

ASSETS

Current Assets:

Cash	$ 36	$ -
Shareholder receivable	732	0

TOTAL CURRENT ASSETS	768	0

TOTAL ASSETS	$ 768	$ -

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:

Accounts payable and accrued expenses	$ 3,450	$ 2,450
Shareholder loan payable	0	1,122

TOTAL CURRENT LIABILITIES	3,450	3,572

Stockholder's Deficit:

Common Stock - Par value $.001; authorized 10,000,000 shares
5,820,250 and 3,050,250 shares issued and outstanding in	5,820	3,051
2003 and 2002, respectively

Additional paid-in capital	10,791	10,791
Deficit accumulated during the development stage	(19,293)	(17,414)

TOTAL STOCKHOLDER'S DEFICIT	(2,682)	(3,572)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 768	$ -

The accompanying notes are an integral part of the financial statements.

ROLFE ENTERPRISES, INC.

(A Development Stage Company)

Statements of Operations

For the initial period of inception (May 6, 1996) to March 31, 2003

	Audit	Audit	Inception
	For the period	For the period	05/06/96 to
	ending 03/31/03	ending 03/31/02	03/31/2003
Revenues:

Investment Income	$ -	$ -	$ -

TOTAL REVENUES	-	-	-

Costs and expenses:

General and administrative	714	250	19,293

TOTAL EXPENSES	714	250	19,293

Net loss before taxes	714	250	19,293

Provision for income taxes	0	0	0

Net loss	$ (714)	$ (250)	$ (19,293)

Loss per common share	$ (0.00012)	$ (0.00008)

Weighted average common shares outstanding	5,820,250	3,050,250

The accompanying notes are an integral part of the financial statements.

ROLFE ENTERPRISES, INC.

(A Development Stage Company)

Statements of Cash Flows

For the initial period of inception (May 6, 1996) to March 31, 2003

	Unaudited	Unaudited	Inception
	For the period	For the year	05/6/1996 to
	ending 03/31/2003	ending 03/31/2002	03/31/2003

Cash flows from operating activities:

Net loss	$ (714)	$ (250)	$ (19,293)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) Decrease in receivable from shareholder	465	(1,694)	(732)
Increase(Decrease) in shareholder loan payable	-	-	-
Increase (Decrease) in accounts payable	250	250	3,450

Net cash used in operating activities	1	(1,694)	(16,575)

Cash flows from financing activities:

Issuance of Common Stock	-	1,694	5,820
Additional paid-in Capital	-	-	10,791

Net cash provided by financing activities	-	1,694	16,611

Net increase (decrease) in cash	1	-	36

Cash, beginning	35	-	-

Cash, ending	36	-	36

The accompanying notes are an integral part of the financial statements.

Rolfe Enterprises, Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 1 - Organization and Summary of Significant accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Rolfe Enpterprises, Inc. (the "Company"), as of March 31, 2003, and 2002, and for the three months ending March 31, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the financial statements, have been made.

Description of Business

The financial statements presented are those of Rolfe Enterprises, Inc. a development stage company ("The Company"). The Company was incorporated under the laws of the State of Florida on May 6, 1996. The Company's activities, to date, have been primarily directed towards the raising of capital.

As shown in the financial statements, as of March 31, 2003 and 2002, the Company has incurred accumulated deficits of $19,293 and $17,414, respectively and only had cash of $36 and $0, respectively. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Loss Per Common Share

The Company incurred expenses of $714 and $250, respectively during the periods ended March 31, 2003 and 2002. This was due to the high professional and legal costs related to the company's operations.

Note 2 - Common Stock

The Company authorized 10,000,000 shares of par value $.001 common stock, the rights and the Board of Directors determined preferences of which at the time of issuance.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred a net operating loss.

Note 4 - Related Party Transactions

The Company is owed $732 from a shareholder at March 31, 2003 and owed a shareholder $1,122 at March 31, 2002.

Note 5 - Subsequent Events

The Company is constantly seeking business opportunities and other means of financing to enable it to complete its business plan.

Note 6 - Management' Discussion and Analysis or Plan of Operations

Results of Operations

For the periods ending March 31, 2003 and 2002, the Company incurred net losses of $714 and $250, respectively. Explanations of these results are set forth below.

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

The Company incurred expenses of $714 and $250, respectively during the periods ending March 31, 2003 and 2002. This was due to the high professional and legal costs related to the Company's operations.

Liquidity and Capital Resources

During the periods ending March 31, 2003 and 2002, the Company increased cash by $1 and ($0), respectively, primarily from operations.

At March 31, 2003 and 2002, the Company had current assets of $768 and $0 and current liabilities of $3,450 and $3,572, respectively.

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

To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's stockholders. Additionally, to the content that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of and interest on, any such indebtedness.

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

Liquidity and Capital Resources

As of March 31, 2003, the Company remains in the development stage. For the period ended March 31, 2003, the Company's balance sheet reflects current and total assets of $768, of which $732 is in the form of a shareholder receivable, and current liabilities of $3,450.

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

Results of Operations

During the period from May 6, 1996 (inception) through March 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $714 for the first quarter compared with a loss of $250 for the same period last year. The loss during the quarter ended March 31, 2003 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2003, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2003 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

(b) No reports on Form 8-K were filed for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLFE ENTERPRISES, INC.

By: /S/ JOSEPH H. DOWLING

Joseph H. Dowling, President and a Director

By: /S/ FRANK PIOPPI

Frank Pioppi, Secretary and a Director

Date: May 15, 2003

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

Date: May 15, 2003	By: /S/ JOSEPH H. DOWLING Joseph H. Dowling, President and a Director

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

Date: May 15, 2003	By: /S/ FRANK PIOPPI Frank Pioppi, Secretary and a Director