Form 10QSB
period 2003-09-30
ROLFE ENTERPRISES INC
filed 2003-11-10
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2003, the following shares were outstanding: 5,820,250

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2003, follow. The financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the interim period presented.

ROLFE ENTERRPRISES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

ROLFE ENTERPRISES, INC.
(A Development Stage Company)
Balance Sheets

	Unaudited	Unaudited
	9/30/2003	9/30/2002

ASSETS

Current Assets:

Cash	$ 36	$ -
Shareholder receivable	-	1,647

TOTAL CURRENT ASSETS	36	1,647

TOTAL ASSETS	$ 36	$ 1,647

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:

Accounts payable and accrued expenses	$ 2,700	$ 2,950
Shareholder loan payable	698	-

TOTAL CURRENT LIABILITIES	3,398	2,950

Stockholder's Deficit:

Common Stock - Par value $.001; authorized 10,000,000 shares
5,820,250 and 5,820,250 shares issued and outstanding in	5,820	5,820
2003 and 2002, respectively

Additional paid-in capital	10,791	10,791
Deficit accumulated during the development stage	(19,973)	(17,914)

TOTAL STOCKHOLDER'S DEFICIT	(3,362)	(1,303)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 36	$ 1,647

The accompanying notes are an integral part of the financial statements.

ROLFE ENTERPRISES, INC.
(A Development Stage Company)
Statements of Operations

For the initial period of inception (May 6, 1996) to September 30, 2003

	Unaudited	Unaudited	Unaudited	Unaudited	Inception
	For the three months	For the three months For the nine months For the nine months			05/06/96 to
	ending 09/30/03	ending 09/30/02	ending 09/30/03	ending 09/30/02	9/30/2003
Revenues:

Investment Income	$ -	$ -	$ -	$ -	$ -

TOTAL REVENUES	-	-	-	-	-

Costs and expenses:

General and administrative	250	250	1,394	750	19,973

TOTAL EXPENSES	250	250	1,394	750	19,973

Net loss before taxes	250	250	1,394	750	19,973

Provision for income taxes	-	-	-	-	-

Net loss	$ (250)	$ (250)	$ (1,394)	$ (750)	$ (19,973)

Loss per common share	$ (0.0000)	$ (0.0000)	$ (0.0002)	$ (0.0001)

Weighted average common shares outstanding	5,820,250	5,820,250	5,820,250	5,820,250

The accompanying notes are an integral part of the financial statements.

ROLFE ENTERPRISES, INC.
(A Development Stage Company)
Statements of Cash Flows

For the initial period of inception (May 6, 1996) to September 30, 2003

	Unaudited	Unaudited	Inception
	For the period	For the year	05/6/1996 to
	ending 09/30/2003	ending 09/30/2002	9/30/2003

Cash flows from operating activities:

Net loss	$ (250)	$ (250)	$ (19,973)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) Decrease in receivable from shareholder	-	-	-
Increase(Decrease) in shareholder loan payable	-	-	698
Increase (Decrease) in accounts payable	250	250	2,700

Net cash used in operating activities	-	-	(16,575)

Cash flows from financing activities:

Issuance of Common Stock	-	-	5,820
Additional paid-in Capital	-	-	10,791

Net cash provided by financing activities	-	-	16,611

Net increase (decrease) in cash	-	-	36

Cash, beginning	36	-	-

Cash, ending	36	-	36

The accompanying notes are an integral part of the financial statements.

Rolfe Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 - Organization and Summary of Significant accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Rolfe Enterprises, Inc. (the "Company"), as of September 30, 2003, and 2002, and for the nine months ending September 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the financial statements, have been made.

Description of Business

The financial statements presented are those of Rolfe Enterprises, Inc. a development stage company ("The Company"). The Company was incorporated under the laws of the State of Florida on May 6, 1996. The Company's activities, to date, have been primarily directed towards the raising of capital.

As shown in the financial statements, as of September 30, 2003 and 2002, the Company has incurred accumulated deficits of $19,973 and $17,914, respectively and only had cash of $36 and $0, respectively. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing.

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

Loss Per Common Share

The Company incurred expenses of $250 and $250, respectively during the periods ended September 30, 2003 and 2002. This was due to the high professional and legal costs related to the company's operations.

Note 2 - Common Stock

The Company authorized 10,000,000 shares of par value $.001 common stock. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred a net operating loss.

Note 4 - Related Party Transactions

The Company owes a shareholder $698 at September 30, 2003 and was owed $1,647 from a shareholder at September 30, 2002.

Note 5 - Subsequent Events

On October 10, 2003, subsequent to the end of the quarter, the Company entered into a Merger Agreement ("the Merger Agreement") with Bidgive Group, LLC, a Texas limited liability company. Under the terms of the Merger Agreement, Bidgive Group, LLC will be merged into BGG Acquisition Subsidiary, Inc, a Texas corporation, which is a newly-formed and wholly-owned subsidiary of the Company, following satisfaction of various conditions precedent. Shares of the Company's common stock will be issued to the members of Bidgive Group, LLC as consideration for completion of the merger.

The conditions precedent to completion of the merger transaction include, among other things, completion of satisfactory due diligence reviews by the Company and by Bidgive Group, LLC, and completion of a recapitalization of the Company. The recapitalization includes a 2-for-1 stock division and an increase in the authorized common stock of the Company from 10,000,000 to 20,000,000 shares of $0.001 par value common stock, upon approval by the Company's Board of Directors, followed by a 1 for 25 reverse stock split, to be completed following approval by the Company's shareholders.

Following completion of the recapitalization, the Company's authorized capital stock will consist of 20,000,000 shares of $0.001 par value common stock, of which approximately 465,780 shares will be issued and outstanding.

In order to complete the proposed merger transaction, the Company will then be required to issue a total of approximately 5,744,600 shares to the members of Bidgive Group, LLC.

Following completion of the merger transaction, the Company will have a total of approximately 6,210,380 shares issued and outstanding, of which approximately 5,744,600 shares, or 92.5%, will be owned by the former members of Bidgive Group, LLC, and approximately 465,780 shares, or 7.5%, will be owned by the Company's current shareholders. Accordingly, completion of the merger transaction will result in a change of control of the Company.

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

Liquidity and Capital Resources

As of September 30, 2003, the Company remains in the development stage. For the period ended September 30, 2003, the Company's balance sheet reflects current and total assets of $36, and current liabilities of $3,398.

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

Results of Operations

During the period from May 6, 1996 (inception) through September 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $250 for the nine-month period ended September 30, 2003 compared with a loss of $250 for the same period last year. The loss during the quarter ended September 30, 2003 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

On October 10, 2003, subsequent to the end of the quarter, the Company entered into a Merger Agreement ("the Merger Agreement") with Bidgive Group, LLC, a Texas limited liability company. Under the terms of the Merger Agreement, Bidgive Group, LLC will be merged into BGG Acquisition Subsidiary, Inc, a Texas corporation, which is a newly-formed and wholly-owned subsidiary of the Company, following satisfaction of various conditions precedent. Shares of the Company's common stock will be issued to the members of Bidgive Group, LLC as consideration for completion of the merger. The Company anticipates incurring a loss for the fiscal year ending December 31, 2003 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with the completion of the proposed Merger Agreement.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2003 and thereafter. This additional capital will be required whether or not the Company is able to successfully complete its proposed business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

Subsequent Event

On October 10, 2003, subsequent to the end of the quarter, the Company entered into a Merger Agreement with Bidgive Group, LLC, a Texas limited liability company. Additional information regarding the terms of the proposed merger transaction are in included in Note 5 of the Company's unaudited financial statements for the nine months ended September 30, 2003, which are part of this report on Form 10-QSB.

Although the Merger Agreement includes conditions precedent which must be satisfied before the proposed merger transaction can be completed, Company management currently believes the proposed merger is likely to be completed on November 30, 2003. In the event the proposed merger is completed, it will result in a change of control of the Company and a significant change in the Company's plan of operations for the succeeding twelve months. However, current Company management does not have a factual basis upon which to provide disclosure regarding the Company's intended plan of operations following completion of the proposed merger transaction.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith:

2.1 MERGER AGREEMENT AND PLAN OF REORGANIZATION dated as of October 10, 2003, by and among ROLFE ENTERPRISES, INC., a Florida corporation, BGG Acquisition Subsidiary, Inc., a Texas corporation, Mid-Continental Securities Corp., an Illinois corporation, and BIDGIVE GROUP, LLC, a Texas limited liability company.

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under theSecurities Exchange Act of 1934, as amended.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLFE ENTERPRISES, INC.

By: /S/ JOSEPH H. DOWLING
Joseph H. Dowling, President and a Director

By: /S/ FRANK PIOPPI
Frank Pioppi, Secretary and a Director

Date: November 10, 2003

Exhibit 2.1 MERGER AGREEMENT AND PLAN OF REORGANIZATION

MERGER AGREEMENT AND PLAN OF REORGANIZATION

THIS MERGER AGREEMENT AND PLAN OF REORGANIZATION (this "Agreement") is dated as of October 10, 2003, by and among ROLFE ENTERPRISES, INC., a Florida corporation ("ROLFE"), BGG Acquisition Subsidiary, Inc., a Texas corporation ("Merger Sub"), Mid-Continental Securities Corp., a Illinois corporation ("Mid-Continental"), and BIDGIVE GROUP, LLC, a Texas limited liability company ("BidGive").

RECITALS:

WHEREAS, the Boards of Directors of ROLFE and Merger Sub and the Managers of BidGive have each approved the merger of BidGive into Merger Sub (the "Merger"), pursuant to the Certificate of Merger set forth in Exhibit A hereto ("Merger Certificate") and the transactions contemplated hereby, in accordance with the applicable provisions of the statutes of the State of Texas, which permit such a merger, contingent upon satisfaction prior to closing of all of the terms and conditions of this Agreement; and

WHEREAS, the parties desire to make certain representations, warranties and agreements in connection with completion of the Merger.

NOW, THEREFORE, in consideration of the foregoing recitals, which shall be considered an integral part of this Agreement, and the covenants, conditions, representations and warranties hereinafter set forth, the parties hereby agree as follows:

ARTICLE I

THE MERGER

1.01 The Merger. At the Effective Time (as hereinafter defined), and subject to the terms and conditions of this Agreement and the Merger Certificate, BidGive will be merged with and into Merger Sub, and Merger Sub will be the Surviving Corporation. (The term "Surviving Corporation" appearing in this Agreement denotes Merger Sub after consummation of the Merger.) Merger Sub's existence, and all its purposes, powers, and objectives will continue unaffected and unimpaired by the Merger, and as the Surviving Corporation it will be governed by the laws of the State of Texas and succeed to all of BidGive's rights, assets, liabilities, and obligations in accordance with the laws of the State of Texas. For federal income tax purposes, it is intended that the Merger shall constitute a tax-free reorganization within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended (the "Code").

1.02 Closing and Effective Time. Subject to the provisions of this Agreement, the parties shall hold a closing (the "Closing") on (i) the first business day on which the last of the conditions set forth in Article VIII to be fulfilled prior to the Closing is fulfilled or waived or (ii) such other date as the parties hereto may agree (the "Closing Date"), at such time and place as the parties hereto may agree. Immediately upon the Closing, the parties will cause the Merger Certificate to be filed with the office of the Secretary of State of the State of Texas in accordance with the applicable provisions of the statutes of such state. Subject to and in accordance with such laws, the Merger will become effective at the date and time the Certificate of Merger is filed with the office of the Secretary of State of the State of Texas (the "Effective Time").

1.03 Survival of Assets and Liabilities.

(a) All rights and interests of each of BidGive and the Merger Sub in and to every type of property shall be transferred to and vested in the Surviving Corporation by virtue of the Merger without any deed or other transfer. The Surviving Corporation, as of the Effective Time of the Merger and without any order or other action on the part of any court or otherwise, shall hold and enjoy all rights of property, franchises and interests in the same manner and to the same extent as such rights, franchises, and interests were held or enjoyed by each of BidGive and the Merger Sub immediately prior to the Effective Time of the Merger.

(b) After the Effective Time, the Surviving Corporation shall be liable for all liabilities of each of BidGive and the Merger Sub, and all debts, liabilities, obligations and contracts of each of BidGive and the Merger Sub matured or unmatured, whether accrued, absolute, contingent, or otherwise, and whether or not reflected or reserved against on balance sheets, books of account or records of either BidGive or the Merger Sub, as the case may be, shall be those of and are hereby expressly assumed by the Surviving Corporation and shall not be released or impaired by the Merger; and all rights of creditors and other obligees and all liens on property of either BidGive or the Merger Sub shall be preserved unimpaired.

1.04 Conversion of Shares in the Merger. Pursuant to the Merger Certificate, at the Effective Time, by virtue of the Merger and without any action on the part of any holder of any capital stock of Merger Sub or any Member of BidGive, each 1% membership interest in BidGive which is issued and outstanding immediately prior to the Effective Time held by members who do not dissent from the Merger shall be converted into 57,446 shares of common stock, par value $0.001, of ROLFE (the "ROLFE Common Stock"). The shares of ROLFE Common Stock to be issued pursuant to this Sections 1.04 are referred to herein as the "Merger Shares." From and after the Effective Time, no membership interests in BidGive shall be deemed to be outstanding, and holders thereof shall cease to have any rights with respect thereto, except as provided herein or by law. All of the Merger Shares will be, when issued in accordance with this Agreement, duly authorized, validly issued, fully paid, nonassessable and free and clear of all liens, claims, pledges, options, adverse claims or charges of any nature whatsoever.

1.05 Cancellation of BidGive Membership Interests. At the Effective Time, by virtue of the Merger and without any action on the part of any holder of a membership interest in BidGive, all outstanding membership interests in BidGive shall be cancelled.

1.06 Stock Certificates. At and after the Effective Time, each holder of a membership interest in BidGive shall be entitled to receive in exchange therefor, upon surrender thereof to OTC Corporate Transfer Services Co. (the "Exchange Agent"), a certificate or certificates representing the number of whole shares of ROLFE Common Stock into which such holder's membership interests in BidGive were converted pursuant to Section 1.03. At and after the Effective Time, ROLFE shall be entitled to treat all of the outstanding certificates which prior to that time represented membership interests in BidGive, and which have not been surrendered for exchange, as evidencing the ownership of the number of whole shares of ROLFE Common Stock into which the membership interests of BidGive represented by such certificates have been converted as herein provided, notwithstanding the failure to surrender the certificates representing such interests. The provisions of this Section 1.06 shall not apply to any membership interest in BidGive in respect of which the holder thereof pursues the remedy of dissent in accordance with Sections 5.11 through 5.13, inclusive, of the Texas Business Corporation Act unless and until such holder has exhausted his right of dissent thereunder, at which time the provisions of Sections 1.04, 1.05 and 1.06 of this Agreement shall apply in their entirety thereto.

1.07 Fractional Shares. No fractional shares of ROLFE Common Stock shall be issued in connection with the Merger. In lieu of such fractional shares, any holder who would otherwise be entitled to receive a fraction of a share of ROLFE Common Stock (after separately aggregating all fractional shares of stock issuable to such holder) shall be issued one whole share of ROLFE Common Stock.

1.08 Officers, Directors; Bylaws. The officers and managers of BidGive immediately before the Effective Time shall serve as the officers and directors of the Surviving Corporation as of the Effective Time. The Bylaws of the Surviving Corporation as of the Effective Time shall be in the form attached hereto as Exhibit B.

1.09 Resignations. As of the Effective Time, all of the current officers of ROLFE shall deliver their resignations, effective immediately, and all of the current directors of ROLFE shall deliver their resignations effective as of the date that is 10 days after the date of mailing by ROLFE of a notice to shareholders pursuant to Rule 14f-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the current directors of ROLFE shall have appointed persons designated by BidGive as successor members of the Board of Directors to fill the vacancies created by the resignation of the current directors.

1.10 Principal Office. The established offices and facilities of BidGive immediately prior to the Merger shall become the established offices and facilities of the Surviving Corporation after the Effective Time.

ARTICLE II

REPRESENTATIONS AND WARRANTIES OF ROLFE AND MID-CONTINENTAL

Representations and Warranties of ROLFE and Mid-Continental. Each of ROLFE and Mid-Continental jointly and severally represent and warrant to BidGive as follows:

2.01 Organization, Standing and Power. ROLFE is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida, has all requisite power and authority to own, lease and operate its properties and to carry on its business as now being conducted, and is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its properties makes such qualification necessary.

2.02 Capital Structure. As of the date of the execution of this Agreement, the authorized capital stock of ROLFE consists of 10,000,000 shares of $0.001 par value common stock of which 5,822,250 shares are validly issued and outstanding. All of such issued shares have been duly authorized and validly issued and are fully paid and nonassessable and none of them was issued in violation of any preemptive or other right. No shares of common stock or any other securities of ROLFE are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, call or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of ROLFE. Furthermore, there are no contracts, commitments, understandings, or arrangements by which ROLFE is or may become bound to issue additional shares of the capital stock of ROLFE or options, securities or rights convertible into shares of capital stock of ROLFE. Except for customary transfer restrictions contained in agreements entered into by ROLFE in order to sell restricted securities, ROLFE is not a party to or bound by any agreement or understanding granting registration or anti-dilution rights to any person with respect to any of its equity or debt securities. ROLFE is not a party to, and it has no knowledge of, any agreement or understanding restricting the voting or transfer of any shares of the capital stock of ROLFE. The offer and sale of all capital stock, convertible securities, rights, warrants, or options of ROLFE issued prior to the Closing complied with all applicable federal and state securities laws, and to the best knowledge of ROLFE, no holder of such securities has a right of rescission or has made or threatened to make a claim for rescission or damages with respect thereto.

2.03 Certificate of Incorporation, Bylaws, and Minute Books. The copies of the Articles of Incorporation and of the Bylaws of ROLFE which have been delivered to BidGive are true, correct and complete copies thereof. The minute book of ROLFE, which has been made available for inspection, contains accurate minutes of all meetings and accurate consents in lieu of meetings of the Board of Directors (and any committee thereof) and of the shareholders of ROLFE since the date of incorporation and accurately reflects all transactions referred to in such minutes and consents in lieu of meetings.

2.04 Authority. ROLFE has all requisite power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Board of Directors of ROLFE. No other corporate or shareholder proceedings on the part of ROLFE are necessary to authorize the Merger, or the other transactions contemplated hereby.

2.05 Conflict with Other Agreements; Approvals. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated hereby will not result in any violation of, or default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, cancellation or acceleration of any obligation or the loss of a material benefit under, or the creation of a lien, pledge, security interest or other encumbrance on assets (any such conflict, violation, default, right of termination, cancellation or acceleration, loss or creation, a "violation") pursuant to any provision of the Articles of Incorporation or Bylaws or any organizational document of ROLFE or, result in any violation of any loan or credit agreement, note, mortgage, indenture, lease, benefit plan or other agreement, obligation, instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to ROLFE which violation would have a material adverse effect on ROLFE taken as a whole. Except for filings with the SEC pursuant to the Exchange Act, no consent, approval, order or authorization of, or registration, declaration or filing with, any court, administrative agency or commission or other governmental authority or instrumentality, domestic or foreign (a "Governmental Entity") is required by or with respect to ROLFE in connection with the execution and delivery of this Agreement by ROLFE or the consummation by ROLFE of the transactions contemplated hereby.

2.06 Books and Records. ROLFE has made and will make available for inspection by BidGive upon reasonable request all the books of ROLFE. Such books of ROLFE have been maintained in the ordinary course of business. All documents furnished or caused to be furnished to BidGive by ROLFE are true and correct copies, and there are no amendments or modifications thereto except as set forth in such documents.

2.07 Compliance with Laws. ROLFE is and has been in compliance in all material respects with all laws, regulations, rules, orders, judgments, decrees and other requirements and policies imposed by any Governmental Entity applicable to it, its properties or the operation of its businesses.

2.08 SEC Filings. ROLFE filed a registration statement on Form 10-SB under the Exchange Act on September 12, 2003, which, in accordance with Section 12(g) under the Exchange Act became effective on or about November 11, 2002, and except as set forth on Schedule 2.08 attached hereto, ROLFE has filed all periodic reports required to be filed with the SEC since such date on a timely basis and as of the date hereof, is current in its filing obligations. ROLFE's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003 (the "Form 10-KSB") contains all material information concerning ROLFE, updated to the latest practicable date prior to filing, required by SEC rules to be disclosed in such form, and does not make any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

2.09 Financial Statements and Tax Returns. Copies of ROLFE's audited balance sheet as of December 31, 2002 (the "ROLFE Balance Sheet"), unaudited financial statements for the period ended June 30, 2003, and its statements of operations, cash flows and shareholders' equity for the years ended December 31, 2002 and 2001 (collectively, the "ROLFE Financial Statements") have been delivered to BidGive. The ROLFE Financial Statements and notes fairly present the financial condition and the results of operations, assets and liabilities, changes in stockholders' equity, and cash flow of ROLFE as at the respective dates of and for the periods referred to in such financial statements, all in accordance with Generally Accepted Accounting Principals ("GAAP"). No financial statements of any person or entity other than Merger Sub are required by GAAP to be included in the consolidated financial statements of ROLFE.

2.10 Litigation. There is no suit, action or proceeding pending, or, to the knowledge of ROLFE, threatened against or affecting ROLFE which is reasonably likely to have a material adverse effect on ROLFE, nor is there any judgment, decree, injunction, rule or order of any Governmental Entity or arbitrator outstanding against ROLFE having, or which, insofar as reasonably can be foreseen, in the future could have, any such effect.

2.11 Tax Returns. ROLFE has filed all Tax Returns which it is required to file under applicable laws and regulations; all such Tax Returns are complete and correct in all material respects and have been prepared in compliance with all applicable laws and regulations in all material respects; ROLFE, in all material respects, has paid all Taxes due and owing by them (whether or not such Taxes are required to be shown on a Tax Return) and has withheld and paid over to the appropriate taxing authority all Taxes which it is required to withhold from amounts paid or owing to any employee, stockholder, creditor or other third party; ROLFE has not waived any statute of limitations with respect to any Taxes or agreed to any extension of time with respect to any Tax assessment or deficiency; the accrual for Taxes on ROLFE's most recent balance sheet would be adequate to pay all Tax liabilities of ROLFE if its current Tax year were treated as ending on the date of such balance sheet (excluding any amount recorded which is attributable solely to timing differences between book and Tax income); since the date of ROLFE's most recent balance sheet, ROLFE has not incurred any liability for Taxes other than in the ordinary course of business; the assessment of any additional Taxes for periods for which Tax Returns have been filed by ROLFE shall not exceed the recorded liability therefor on ROLFE's most recent balance sheet (excluding any amount recorded which is attributable solely to timing differences between book and Tax income); no foreign, federal, state or local Tax audits or administrative or judicial proceedings are pending or being conducted with respect to ROLFE, no information related to Tax matters has been requested by any foreign, federal, state or local taxing authority and no written notice indicating an intent to open an audit or other review has been received by ROLFE from any foreign, federal, state or local taxing authority; there are no material unresolved questions or claims concerning ROLFE's Tax liability; and there are no liens upon any of ROLFE's property or assets; there are not now any pending questions relating to, or claims asserted for, taxes or assessments asserted against ROLFE. For purposes of this Agreement, "Tax" or "Taxes" means federal, state, county, local, foreign or other income, gross receipts, ad valorem, franchise, profits, sales or use, transfer, registration, excise, utility, environmental, communications, real or personal property, capital stock, license, payroll, wage or other withholding, employment, social security, severance, stamp, occupation, alternative or add-on minimum, estimated and other taxes of any kind whatsoever (including, without limitation, deficiencies, penalties, additions to tax, and interest attributable thereto) whether disputed or not. "Tax Return" means any return, information report or filing with respect to Taxes, including any schedules attached thereto and including any amendment thereof. ROLFE has provided to BidGive copies of its tax returns filed for the tax years ended December 31, 2002 and 2001.

2.12 No Undisclosed Liabilities. Except as set forth in the ROLFE Financial Statements, ROLFE has no liabilities or obligations of any nature (whether absolute, accrued, contingent, or otherwise) except for current liabilities incurred in the ordinary course of business since the respective dates thereof, all of which shall be paid in full at the Effective Time.

2.13 No Material Adverse Change. ROLFE has not since December 31, 2002, and as of the Closing will not have:

(a) Suffered any material adverse change in financial condition, assets, liabilities, business, or prospects;

(b) Incurred any additional obligations or liabilities (whether absolute, accrued, contingent, or otherwise) which it either has not previously satisfied or will not satisfy at or before Closing;

(c) Paid any claim or discharged or satisfied any lien or encumbrance or paid or satisfied any liability (whether absolute, accrued, contingent, or otherwise) other than liabilities shown or reflected in ROLFE's December 31, 2002 balance sheet or liabilities incurred since December 31, 2002 in the ordinary course of business;

(d) Declared, paid, or set aside for payment to its stockholders any dividend or other distribution in respect of its capital stock or redeemed or purchased or otherwise acquired any of its capital stock or any options relating thereto or agreed to take any such action; or

(e) Made any material change in any method of accounting or accounting practice.

2.14 No Employees. ROLFE has no employees, and has never had any employees.

2.15 Full Disclosure. No representation or warranty of ROLFE in this Agreement contains a material misstatement or omits to state a material fact necessary to make the statements herein, in light of the circumstances in which they were made, not misleading. There is no fact known to ROLFE that has specific application to BidGive and that materially adversely affects or, as far as ROLFE can reasonably foresee, materially threatens, the assets, business, prospects, financial condition, or results of operations of ROLFE that has not been set forth in this Agreement.

ARTICLE III

REPRESENTATIONS AND WARRANTIES OF MERGER SUB

AND MID-CONTINENTAL

Representations and Warranties of Merger Sub. Each of Merger Sub and Mid-Continental jointly and severally represent and warrant to BidGive as follows:

3.01 Organization, Standing and Power. Merger Sub is a corporation duly organized, validly existing and in good standing under the laws of the State of Texas, has all requisite power and authority to own, lease and operate its properties and to carry on its business as now being conducted, and is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its properties makes such qualification necessary.

3.02 Capital Structure. The authorized capital stock of Merger Sub consists of 10,000,000 shares of Common Stock with a par value of $0.01 per share. As of the close of business on October 10, 2003, 1,000 shares of Merger Sub common stock were issued and outstanding. There are no other options, warrants, calls, agreements or other rights to purchase or otherwise acquire from Merger Sub at any time, or upon the happening of any stated event, any shares of the capital stock of Merger Sub whether or not presently issued or outstanding.

3.03 Certificate of Incorporation and Minute Books. The copy of the Certificate of Incorporation of Merger Sub which has been delivered to BidGive is a true, correct and complete copy thereof. Merger Sub has no bylaws. The minute book of Merger Sub, which has been made available for inspection, contains accurate minutes of all meetings and accurate consents in lieu of meetings of the Board of Directors (and any committee thereof) and of the shareholders of Merger Sub since the date of incorporation and accurately reflects all transactions referred to in such minutes and consents in lieu of meetings.

3.04 Authority. Merger Sub has all requisite power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Board of Directors of Merger Sub. No other corporate or shareholder proceedings on the part of Merger Sub are necessary to authorize the Merger, or the other transactions contemplated hereby.

3.05 Conflict with Other Agreements; Approvals. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated hereby will not result in any violation of, or default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, cancellation or acceleration of any obligation or the loss of a material benefit under, or the creation of a lien, pledge, security interest or other encumbrance on assets (any such conflict, violation, default, right of termination, cancellation or acceleration, loss or creation, a "violation") pursuant to any provision of the Certificate of Incorporation or any organizational document of Merger Sub or, result in any violation of any loan or credit agreement, note, mortgage, indenture, lease, benefit plan or other agreement, obligation, instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to Merger Sub which violation would have a material adverse effect on Merger Sub taken as a whole. No consent, approval, order or authorization of, or registration, declaration or filing with, any Governmental Entity is required by or with respect to Merger Sub in connection with the execution and delivery of this Agreement by Merger Sub or the consummation by Merger Sub of the transactions contemplated hereby.

3.06 Books and Records. Merger Sub has made and will make available for inspection by BidGive upon reasonable request all the books of Merger Sub relating to the business of Merger Sub. Such books of Merger Sub have been maintained in the ordinary course of business. All documents furnished or caused to be furnished to ROLFE by Merger Sub are true and correct copies, and there are no amendments or modifications thereto except as set forth in such documents.

3.07 Compliance with Laws. Merger Sub is and has been in compliance in all material respects with all laws, regulations, rules, orders, judgments, decrees and other requirements and policies imposed by any Governmental Entity applicable to it, its properties or the operation of its businesses.

3.08 Litigation. There is no suit, action or proceeding pending, or, to the knowledge of Merger Sub, threatened against or affecting Merger Sub which is reasonably likely to have a material adverse effect on Merger Sub, nor is there any judgment, decree, injunction, rule or order of any Governmental Entity or arbitrator outstanding against Merger Sub having, or which, insofar as reasonably can be foreseen, in the future could have, any such effect.

3.09 No Undisclosed Liabilities. Merger Sub has no liabilities or obligations of any nature (whether absolute, accrued, contingent, or otherwise) which will not be fully discharged in connection with the Closing.

3.10 No Employees. Merger Sub has no employees, and has never had any employees.

3.11 Full Disclosure. No representation or warranty of Merger Sub in this Agreement contains a material misstatement or omits to state a material fact necessary to make the statements herein, in light of the circumstances in which they were made, not misleading. There is no fact known to Merger Sub that has specific application to BidGive and that materially adversely affects or, as far as Merger Sub can reasonably foresee, materially threatens, the assets, business, prospects, financial condition, or results of operations of Merger Sub that has not been set forth in this Agreement.

3.12 No Brokers. Merger Sub has incurred no obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement.

ARTICLE IV

REPRESENTATIONS AND WARRANTIES OF BIDGIVE

Representations and Warranties of BIDGIVE. BidGive represents and warrants to ROLFE as follows:

4.01 Organization, Standing and Power. BidGive is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Texas, has all requisite power and authority to own, lease and operate its properties and to carry on its business as now being conducted, and is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its properties makes such qualification necessary.

4.02 Capital Structure. The capital structure of BidGive consists of 3,232,809 units or membership interests which are issued and outstanding as of the close of business on October 10, 2003. All outstanding units or membership interests of BidGive are validly issued, fully paid and nonassessable and not subject to preemptive rights or other restrictions on transfer. All of the issued and outstanding units or membership interests of BidGive were issued in compliance with all applicable securities laws.

4.03 Articles of Organization, Operating Agreement and Minute Books. The copies of the Articles of Organization, the Operating Agreement and the other organizational documents of BidGive which have been delivered to ROLFE are true, correct and complete copies thereof. The minute books of BidGive which have been made available for inspection contain accurate minutes of all meetings and accurate consents in lieu of meetings of the members and/or the managers of BidGive since the date of organization and accurately reflect all transactions referred to in such minutes and consents in lieu of meetings.

4.04 Authority. BidGive has all requisite power to enter into this Agreement and, subject to approval of the proposed transaction by the holders of a majority of all issued and outstanding units or membership interests of BidGive which are entitled to vote to approve the Merger, has the requisite power and authority to consummate the transactions contemplated hereby. Except as specified herein, no other company, manager or membership proceedings on the part of BidGive are necessary to authorize the Merger and the other transactions contemplated hereby.

4.05 Conflict with Agreements; Approvals. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated hereby will not, conflict with, or result in any violation of any provision of the Articles of Organization or the Operating Agreement of BidGive or of any loan or credit agreement, note, mortgage, indenture, lease, benefit plan or other agreement, obligation, instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to BidGive or its properties or assets. No consent, approval, order or authorization of, or registration, declaration or filing with, any Governmental Entity is required by or with respect to BidGive in connection with the execution and delivery of this Agreement by BidGive, or the consummation by BidGive of the transactions contemplated hereby.

4.06 Books and Records. BidGive has made and will make available for inspection by ROLFE upon reasonable request all the books of account, relating to the business of BidGive. Such books of account of BidGive have been maintained in the ordinary course of business. All documents furnished or caused to be furnished to ROLFE by BidGive are true and correct copies, and there are no amendments or modifications thereto except as set forth in such documents.

4.07 Compliance with Laws. BidGive is and has been in compliance in all material respects with all laws, regulations, rules, orders, judgments, decrees and other requirements and policies imposed by any Governmental Entity applicable to it, its properties or the operation of its business.

4.08 Liabilities and Obligations. BidGive has no material liabilities or obligations (absolute, accrued, contingent or otherwise) except as set forth on Schedule 4.08 attached hereto.

4.09 Litigation. There is no suit, action or proceeding pending, or, to the knowledge of BidGive threatened against or affecting BidGive which is reasonably likely to have a material adverse effect on BidGive, nor is there any judgment, decree, injunction, rule or order of any Governmental Entity or arbitrator outstanding against BidGive having, or which, insofar as reasonably can be foreseen, in the future could have, any such effect.

4.10 Taxes. BidGive has filed or will file within the time prescribed by law (including extension of time approved by the appropriate taxing authority) all tax returns and reports required to be filed with all other jurisdictions where such filing is required by law; and BidGive has paid, or made adequate provision for the payment of all taxes, interest, penalties, assessments or deficiencies due and payable on, and with respect to such periods. BidGive knows of (i) no other tax returns or reports which are required to be filed which have not been so filed and (ii) no unpaid assessment for additional taxes for any fiscal period or any basis therefor.

4.11 Licenses, Permits; Consents. BidGive owns or possesses in the operation of its business all material authorizations which are necessary for it to conduct its business as now conducted. Neither the execution or delivery of this Agreement nor the consummation of the transactions contemplated hereby will require any notice or consent under or have any material adverse effect upon any such authorizations.

4.12 Full Disclosure. No representation or warranty of BidGive in this Agreement contains a material misstatement or omits to state a material fact necessary to make the statements herein, in light of the circumstances in which they were made, not misleading.

ARTICLE V

COVENANTS RELATING TO CONDUCT OF BUSINESS

Covenants of ROLFE, Merger Sub and BidGive. During the period from the date of this Agreement and continuing until the Effective Time, ROLFE, Merger Sub and BidGive each agree as to themselves and their related entities that (except as expressly contemplated or permitted by this Agreement, or to the extent that the other parties shall otherwise consent in writing):

5.01 Ordinary Course. Each party shall carry on its respective businesses in the usual, regular and ordinary course in substantially the same manner as heretofore conducted.

5.02 Dividends; Changes in Stock. No party shall (i) declare or pay any dividends on or make other distributions in respect of any of its capital stock or its outstanding membership units or interests, or (ii) repurchase or otherwise acquire, or permit any subsidiary to purchase or otherwise acquire, any shares of its capital stock or any of its outstanding membership units or interests.

5.03 Issuance of Securities. Prior to Closing hereunder, no party shall issue, deliver or sell, or authorize or propose the issuance, delivery or sale of, any shares of its capital stock or any membership units or interests of any class, any voting debt or any securities convertible into, or any rights, warrants or options to acquire, any such shares, membership units or interests, voting debt or convertible securities.

5.04 Governing Documents. No party shall amend or propose to amend its organizational charter, bylaws or operating agreement, except as contemplated by this Agreement.

5.05 No Dispositions. Except for the transfer of assets in the ordinary course of business consistent with prior practice, no party shall sell, lease, encumber or otherwise dispose of, or agree to sell, lease, encumber or otherwise dispose of, any of its assets, which are material, individually or in the aggregate, to such party.

5.06 Indebtedness. No party shall incur any indebtedness for borrowed money or guarantee any such indebtedness or issue or sell any debt securities or warrants or rights to acquire any debt securities of such party or guarantee any debt securities of others other than in each case in the ordinary course of business consistent with prior practice.

5.07 Other Actions. No party shall take any action that would or is reasonably likely to result in any of its representations and warranties set forth in this Agreement being untrue as of the date made (to the extent so limited), or in any of the Conditions Precedent set forth in Article VIII not being satisfied.

ARTICLE VI

SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

6.01 Survival of Representations. The representations, warranties and covenants made by the parties in this Agreement and in any other certificates and documents delivered in connection herewith shall survive the Closing and any investigation at any time made by or on behalf of any party and shall apply until the third anniversary of the Closing Date.

6.02 Indemnification by ROLFE, the Merger Sub and Mid-Continental. ROLFE, the Merger Sub and Mid-Continental hereby jointly and severally agree to indemnify BidGive and hold it harmless from and against all demands, claims, actions, or causes of action, assessments, losses, taxes, damages, liabilities, costs, and expenses, including, without limitation, interest, penalties, and reasonable attorneys' fees and expenses (collectively, "Damages"), asserted against, assessed upon, resulting to, imposed upon, or incurred by BidGive by reason of or resulting from a breach of any agreement, representation, or warranty of ROLFE, the Merger Sub or Mid-Continental, including, but not limited to, any undisclosed liabilities or obligations of ROLFE or the Merger Sub, whether known by Mid-Continental or not, as described in Sections 2.12 or 3.09 of this Agreement. Assertion by BidGive of its right to indemnification under this Section 6.02 shall not preclude the assertion by BidGive of any other rights or the seeking of any other remedies against ROLFE, the Merger Sub or Mid-Continental.

6.03 Indemnification by BidGive. BidGive hereby agrees to indemnify ROLFE, the Merger Sub and Mid-Continental, and hold them harmless from and in respect of all Damages asserted against, assessed upon, resulting to, imposed upon, or incurred by ROLFE, the Merger Sub or Mid-Continental by reason of or resulting from a breach of any agreement, representation, or warranty of BidGive contained herein.

ARTICLE VII

ADDITIONAL AGREEMENTS

7.01 Restricted ROLFE Shares; Registration Rights. The Merger Shares will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), but will be issued pursuant to an exemption from such registration requirements for transactions not involving a public offering. Accordingly, the Merger Shares will constitute "restricted securities" for purposes of the Securities Act and applicable state securities laws and the holders of Merger Shares will not be able to transfer such shares except upon compliance with the registration requirements of the Securities Act and applicable state securities laws or in reliance upon an available exemption therefrom. The certificates evidencing the Merger Shares shall contain a legend to the foregoing effect and the holders of such shares shall deliver at or prior to Closing an Investment Letter acknowledging the fact that the Merger Shares are restricted securities and agreeing to the foregoing transfer restrictions, and representing and warranting certain facts which will be relied upon by ROLFE to confirm the availability of the exemption from registration requirements.

7.02 Access to Information. Upon reasonable notice, ROLFE, Merger Sub and BidGive shall each afford to the officers, employees, accountants, counsel and other representatives of the others, access to all their respective properties, books, contracts, commitments and records and, during such period, each of ROLFE, Merger Sub and BidGive shall furnish promptly to the others (a) a copy of each report, schedule, registration statement and other document filed or received by it during such period pursuant to the requirements of Federal or state securities laws and (b) all other information concerning its business, properties and personnel as the other parties may reasonably request. Unless otherwise required by law, the parties will hold any such information which is nonpublic in confidence until such time as such information otherwise becomes publicly available through no wrongful act of any other party, and in the event of termination of this Agreement for any reason each party shall promptly return all nonpublic documents obtained from any other party, and any copies made of such documents, to such other party.

7.03 Legal Conditions to Merger. Each of ROLFE, Merger Sub and BidGive shall take all reasonable actions necessary to comply promptly with all legal requirements which may be imposed on it with respect to the Merger and will promptly cooperate with and furnish information to each other in connection with any such requirements imposed upon any of them or upon any of their related entities or subsidiaries in connection with the Merger. Each party shall take all reasonable actions necessary to obtain (and will cooperate with each other in obtaining) any consent, authorization, order or approval of, or any exemption by, any Governmental Entity or other public or private third party, required to be obtained or made by ROLFE, Merger Sub or BidGive or any of their related entities or subsidiaries in connection with the Merger or the taking of any action contemplated thereby or by this Agreement.

7.04 BidGive's and the Merger Sub's Action. The Board of Director of Merger Sub, by unanimous written consent in lieu of a meeting, and the holders of a majority of all issued and outstanding units or membership interests of BidGive, by written consent in lieu of a meeting, each have (i) determined that the Merger is fair and in the best interests of each of the Merger Sub and BidGive and its respective shareholders or members, as the case may be, (ii) adopted this Agreement in accordance with the applicable provisions of the statutes of the State of Texas. The Board of Directors of Merger Sub, by unanimous written consent in lieu of a meeting, has directed that this Agreement and the Merger be submitted to its shareholders for their adoption and approval and resolved to recommend that its shareholders vote in favor of the adoption of this Agreement and the approval of the Merger.

ARTICLE VIII

CONDITIONS PRECEDENT

8.01 Conditions to Each Party's Obligation To Effect the Merger. The respective obligations of each party to effect the Merger shall be conditional upon the filing, occurring or obtainment of all authorizations, consents, orders or approvals of, or declarations or filings with, or expirations of waiting periods imposed by any Governmental Entity or by any applicable law, rule, or regulation governing the transactions contemplated hereby.

8.02 Conditions to Obligations of ROLFE and Merger Sub. The obligations of ROLFE and Merger Sub to effect the Merger are subject to the satisfaction of the following conditions on or before the Closing Date unless waived by ROLFE and Merger Sub:

(a) Representations and Warranties. The representations and warranties of BidGive set forth in this Agreement shall be true and correct in all material respects as of the date of this Agreement and (except to the extent such representations and warranties speak as of an earlier date) as of the Closing Date as though made on and as of the Closing Date, except as otherwise contemplated by this Agreement, and ROLFE shall have received a certificate signed on behalf of BidGive by the Manager or Chief Executive Officer of BidGive to such effect.

(b) Performance of Obligations of BidGive. BidGive shall have performed in all material respects all obligations required to be performed by it under this Agreement at or prior the Closing Date, and ROLFE shall have received a certificate signed on behalf of BidGive by the Manager or Chief Executive Officer to such effect.

(c) Closing Documents. ROLFE and Merger Sub shall have received such certificates and other closing documents as counsel for ROLFE and Merger Sub shall reasonably request.

(d) Consents. BidGive shall have obtained the consent or approval of each person whose consent or approval shall be required in connection with the transactions contemplated hereby under any loan or credit agreement, note, mortgage, indenture, lease or other agreement or instrument, except those for which failure to obtain such consents and approvals would not, in the reasonable opinion of ROLFE or Merger Sub, individually or in the aggregate, have a material adverse effect on BidGive and its subsidiaries and related entities taken as a whole upon the consummation of the transactions contemplated hereby. BidGive shall also have received the approval of its members in accordance with applicable law.

(e) Due Diligence Review. ROLFE and Merger Sub shall have completed to their reasonable satisfaction a review of the business, operations, finances, assets and liabilities of BidGive and shall not have determined that any of the representations or warranties of BidGive contained herein are, as of the date hereof or the Closing Date, inaccurate in any material respect or that BidGive is otherwise in violation of any of the provisions of this Agreement.

(f) Pending Litigation. There shall not be any litigation or other proceeding pending or threatened to restrain or invalidate the transactions contemplated by this Agreement, which, in the sole reasonable judgment of ROLFE or Merger Sub, made in good faith, would make the consummation of the Merger imprudent. In addition, there shall not be any other litigation or other proceeding pending or threatened against BidGive, the consequences of which, in the judgment of ROLFE or Merger Sub, could be materially adverse to BidGive.

(g) Consulting Agreement. BidGive shall have entered into a consulting agreement with certain of ROLFE's shareholders in a form mutually agreeable to all parties.

8.03 Conditions to Obligations of BidGive. The obligation of BidGive to effect the Merger is subject to the satisfaction of the following conditions unless waived by BidGive:

(a) Representations and Warranties. The representations and warranties of ROLFE and Merger Sub set forth in this Agreement shall be true and correct in all material respects as of the date of this Agreement and (except to the extent such representations speak as of an earlier date) as of the Closing Date as though made on and as of the Closing Date, except as otherwise contemplated by this Agreement, and BidGive shall have received certificates signed on behalf of ROLFE and Merger Sub by the President of each respective company to such effect.

(b) Performance of Obligations of ROLFE and Merger Sub. ROLFE and Merger Sub shall each have performed in all material respects all obligations required to be performed by them under this Agreement at or prior to the Closing Date, and BidGive shall have received certificates signed on behalf of ROLFE and Merger Sub by the President of each respective company to such effect.

(c) SEC Compliance. ROLFE has completed and filed all documentation, reports, schedules and other information necessary to cause ROLFE to be in compliance with the rules and regulations of the Securities and Exchange Commission under the Securities Act and the Exchange Act.

(d) Approval By Members. The holders of not less than a majority of the outstanding units or membership interests of BidGive which are entitled to vote to approve the Merger shall have consented to or affirmatively voted in favor of completion of the Merger.

(e) Closing Documents. BidGive shall have received such certificates and other closing documents from ROLFE and Merger Sub as counsel for BidGive shall reasonably request.

(f) Consents. ROLFE and Merger Sub shall have obtained the consent or approval of each person whose consent or approval shall be required in connection with the transactions contemplated hereby.

(g) Due Diligence Review. BidGive shall have completed to its reasonable satisfaction a review of the business, operations, finances, assets and liabilities of ROLFE and Merger Sub and shall not have determined that any of the representations or warranties of ROLFE or Merger Sub contained herein are, as of the date hereof or the Closing Date, inaccurate in any material respect or that ROLFE or Merger Sub is otherwise in violation of any of the provisions of this Agreement.

(h) Pending Litigation. There shall not be any litigation or other proceeding pending or threatened to restrain or invalidate the transactions contemplated by this Agreement, which, in the sole reasonable judgment of BidGive, made in good faith, would make the consummation of the Merger imprudent. In addition, there shall not be any other litigation or other proceeding pending or threatened against BidGive the consequences of which, in the judgment of BidGive, could be materially adverse to ROLFE or Merger Sub.

(i) Capital Structure. ROLFE shall have, by action of its Board of Directors or shareholders, as applicable, declared a 2 for 1 stock division and approved a 25 for 1 reverse stock split, each in accordance with the applicable provisions of the Florida Business Corporation Act.

ARTICLE IX

TERMINATION AND AMENDMENT

9.01 Termination. This Agreement may be terminated at any time prior to the Effective Time:

(a) By mutual consent of ROLFE and BidGive;

(b) By ROLFE if there has been a material breach of any representation, warranty, covenant or agreement on the part of BidGive set forth in this Agreement, or by BidGive if there has been a material breach of any representation, warranty, covenant or agreement on the part of ROLFE or Merger Sub, which breach has not been cured within five business days following receipt by the breaching party of written notice of such breach;

(c) By either ROLFE or BidGive if any permanent injunction or other order of a court or other competent authority preventing the consummation of the Merger shall have become final and non-appealable; or

(d) By either ROLFE or BidGive if the Merger shall not have been consummated on or before November 30, 2003.

9.02 Effect of Termination. In the event of termination of this Agreement by either ROLFE or BidGive as provided in Section 9.01, this Agreement shall forthwith become void and there shall be no liability or obligation on the part of any party hereto. In such event, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses.

9.03 Amendment. This Agreement may be amended by the parties hereto, by action taken or authorized by their respective Boards of Directors or Managers, provided no amendment shall be made which by law requires approval by the shareholders or holders of units or membership interests of any party without such further approval. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto.

9.04 Extension; Waiver. At any time prior to the Effective Time, the parties hereto, by action taken or authorized by their respective Board of Directors or Managers, may, to the extent legally allowed, (a) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (b) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto and (c) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in a written instrument signed on behalf of such party.

ARTICLE X

GENERAL PROVISIONS

10.01 Survival of Representations, Warranties and Agreements. The representations, warranties and agreements in this Agreement or in any instrument delivered pursuant to this Agreement shall not survive the Effective Time, except with respect to fraudulent breaches thereof, claims for which shall survive the Effective Time.

10.02 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given when delivered personally, telecopied (which is confirmed) or mailed by registered or certified mail (return receipt requested) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

If to ROLFE	Rolfe Enterprises, Inc.
or Merger Sub to:	713 Pineside Lane
Naples, Florida 34108
Facsimile: (___) ___-____

If to BidGive to:	Jim Walker
3229 Wentwood Drive, Suite 200
Dallas, TX 75225
Facsimile: (214) 691-7880

With a copy to:

Steven R. Block
Fish & Richardson P.C.
5000 Bank One Center
Dallas, Texas 75201
Facsimile: (214) 747-2091

10.03 Interpretation. When a reference is made in this Agreement to Sections, such reference shall be to a Section of this Agreement unless otherwise indicated. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. Whenever the words "include", "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation". The phrase "made available" in this Agreement shall mean that the information referred to has been made available if requested by the party to whom such information is to be made available.

10.04 Counterparts. This Agreement may be executed in multiple counterparts, including by facsimile signature, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

10.05 Entire Agreement; No Third Party Beneficiaries; Rights of Ownership. This Agreement (including the documents and the instruments referred to herein) constitutes the entire agreement and supersedes all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof, and is not intended to confer upon any person other than the parties hereto any rights or remedies hereunder.

10.06 Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of Texas without regard to principles of conflicts of law. Each party hereby irrevocably submits to the jurisdiction of any state or federal court located in Dallas County, Texas in respect of any suit, action or proceeding arising out of or relating to this Agreement, and irrevocably accept for themselves and in respect of their property, generally and unconditionally, the jurisdiction of the aforesaid courts.

10.07 No Remedy in Certain Circumstances. Each party agrees that, should any court or other competent authority hold any provision of this Agreement or part hereof or thereof to be null, void or unenforceable, or order any party to take any action inconsistent herewith or not to take any action required herein, the other party shall not be entitled to specific performance of such provision or part hereof or thereof or to any other remedy, including but not limited to money damages, for breach hereof or thereof or of any other provision of this Agreement or part hereof or thereof as a result of such holding or order.

10.08 Publicity. Except as otherwise required by law or the rules of the SEC, so long as this Agreement is in effect, no party shall issue or cause the publication of any press release or other public announcement with respect to the transactions contemplated by this Agreement without the written consent of the other parties, which consent shall not be unreasonably withheld.

10.09 Assignment. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto (whether by operation of law or otherwise) without the prior written consent of the other parties. Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of and be enforceable by the parties and their respective successors and assigns.

[The remainder of this page is intentionally left blank.]

IN WITNESS WHEREOF, this Merger Agreement and Plan of Reorganization has been signed by the parties set forth below as of the date set forth above.

ROLFE ENTERPRISES, INC.

By: /S/ JOSEPH H. DOWLING
Name: Joseph H. Dowling
Title: President

ROLFE MERGER SUBSIDIARY, INC.

By: /S/ JOSEPH H. DOWLING
Name: Joseph H. Dowling
Title: President

MID-CONTINENTAL SECURITIES CORP.

By: _____________________

Name: _____________________

Title: _____________________

BIDGIVE GROUP, LLC

By: /S/ MICHAEL JACOBSON
Name: Michael Jacobson
Title: Manager

By: /S/ JIM WALKER
Name: Jim Walker
Title: Manager

EXHIBIT A

FORM OF MERGER CERTIFICATE

ARTICLES OF MERGER

BIDGIVE GROUP, LLC

a Texas limited liability company

and

BGG ACQUISITION SUBSIDIARY, INC.

a Texas corporation

________________________________________________________________________

Pursuant to the provisions of Article 10.03 of the Texas Limited Liability Company Act, as amended (the "TLLCA"), and Article 5.04 of the Texas Business Corporation Act, as amended (the "TBCA"), BGG Acquisition Subsidiary, Inc., a Texas corporation ("BGG" or the "Surviving Corporation"), and BidGive Group, LLC, a Texas limited liability company ("BidGive"), adopt the following Articles of Merger for the purpose of merging BidGive with and into BGG with BGG surviving the merger as the Surviving Corporation.

1. A Merger Agreement and Plan of Reorganization (the "Merger Agreement") containing the terms and conditions of the merger of BidGive with and into BGG (the "Merger") was duly authorized, approved, adopted, certified, executed, and acknowledged by each party thereto by all action required by the laws under which each such entity was formed, incorporated or organized and its constituent documents. Pursuant to the Merger Agreement, the Surviving Corporation will be responsible for the payment of all applicable filing fees and franchise taxes of BidGive as required by law and will be obligated to pay such fees and franchise taxes if the same are not timely paid.

2. No amendments to the Articles of Incorporation of the Surviving Corporation are desired to be effected by the Merger.

3. An executed Merger Agreement is on file at the principal place of business of the Surviving Corporation, located at 3229 Wentwood Drive, Suite 200, Dallas, Texas 75225, and a copy of the Merger Agreement will be furnished by the Surviving Corporation, on written request and without cost, to any member of BidGive.

4. The approval of the shareholders of BGG is not required by Article 5.03 of the TBCA.

IN WITNESS WHEREOF, the undersigned have caused these Articles of Merger to be executed on _________, 2003.

BIDGIVE GROUP, LLC	BGG Acquisition Subsidiary, Inc.
___________________________	___________________________
By: Michael Jacobson, Manager	By: ______________, President
___________________________
By: Jim Walker, Manager

EXHIBIT B

FORM OF BYLAWS

BYLAWS

Of

BGG ACQUISITION SUBSIDIARY, INC.

A Texas Corporation

BYLAWS

of

BGG ACQUISITION SUBSIDIARY, INC.

A Texas Corporation

ARTICLE ONE: OFFICES

1.01. Registered Office and Agent. The registered office and registered agent of BGG Acquisition Subsidiary, Inc. (hereinafter referred to as the "Corporation") shall be as designated from time to time by the appropriate filing by the Corporation in the office of the Secretary of State of Texas.

1.02. Other Offices. The Corporation may also have offices at such other places, both within and without the State of Texas, as the Board of Directors may from time to time determine or the business of the Corporation may require.

ARTICLE TWO

SHAREHOLDERS

2.01. Annual Meetings. An annual meeting of the shareholders of the Corporation shall be held during each calendar year on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, and if a legal holiday, then on the next business day following, at the time specified in the notice of the meeting. At such meeting, the shareholders shall elect directors and transact such other business as may properly be brought before the meeting.

2.02. Special Meetings. A special meeting of the shareholders may be called at any time by the President, the Board of Directors, or the holders of not less than 10% of all shares entitled to vote at such meeting. Only such business shall be transacted at a special meeting as may be stated or indicated in the notice of such meeting.

2.03. Place of Meetings; Unanimous Written Consent. The annual meeting of shareholders may be held at any place within or without the State of Texas as may be designated by the Board of Directors. Special meetings of shareholders may be held at any place within or without the State of Texas as may be designated by the person or persons calling such special meeting as provided in Section 2.02. If no place for a meeting is designated, it shall be held at the registered office of the Corporation. A written instrument or instruments signed by the shareholders of the Corporation holding the requisite number of shares necessary to approve a particular action shall be sufficient to approve or ratify any business or action otherwise required to be voted upon at, and may be executed in lieu of, an annual or special shareholders' meeting.

2.04. Notice. Written or printed notice stating the place, day, and hour of each meeting of shareholders and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than 10 days or more than 60 days before the date of the meeting, either personally or by mail, by or at the direction of the President, the Secretary, or the person calling the meeting, to each shareholder of record entitled to vote at such meeting.

2.05. Voting List. At least 10 days before each meeting of shareholders, the Secretary shall prepare a complete list of shareholders entitled to vote at such meeting, arranged in alphabetical order, including the address of each shareholder and the number of voting shares held by each shareholder. For a period of 10 days prior to such meeting, such list shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any shareholder during usual business hours. Such list shall be produced at such meeting, and at all times during such meeting shall be subject to inspection by any shareholder. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such list or stock transfer books.

2.06. Voting of Shares. Treasury shares, shares of the Corporation's own stock owned by another corporation the majority of the voting stock of which is owned or controlled by the Corporation, and shares of the Corporation's own stock held by the Corporation in a fiduciary capacity shall not be shares entitled to vote or to be counted in determining the total number of outstanding shares of the Corporation. Shares held by an administrator, executor, guardian, or conservator may be voted by him or her, either in person or by proxy, without transfer of such shares into his or her name so long as such shares form a part of the estate and are in the possession of the estate being served by him or her. Shares standing in the name of a trustee may be voted by him or her, either in person or by proxy, only after the shares have been transferred into his or her name as trustee. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without transfer of such shares into his or her name if authority to do so is contained in the court order by which such receiver was appointed. Shares standing in the name of another domestic or foreign corporation of any type or kind may be voted by such officer, agent, or proxy as the bylaws of such corporation may provide or, in the absence of such provision, as the board of directors of such corporation may by resolution determine. A shareholder whose shares are pledged shall be entitled to vote such shares until they have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote such shares.

2.07. Quorum. The holders of a majority of the outstanding shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at any meeting of shareholders, except as otherwise provided by law, the Articles of Incorporation, or these Bylaws. If a quorum shall not be present or represented at any meeting of shareholders, a majority of the shareholders entitled to vote at the meeting, who are present in person or represented by proxy, may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At any reconvening of an adjourned meeting at which a quorum shall be present or represented, any business may be transacted that could have been transacted at the original meeting if a quorum had been present or represented.

2.08. Majority Vote; Withdrawal of Quorum. If a quorum is present in person or represented by proxy at any meeting, the vote of the holders of a majority of the outstanding shares entitled to vote, present in person or represented by proxy, shall decide any question brought before such meeting, unless the question is one on which, by express provision of law, the Articles of Incorporation, or these Bylaws a different vote is required, in which event such express provision shall govern and control the decision of such question. The shareholders present at a duly convened meeting may continue to transact business until adjournment, notwithstanding any withdrawal of shareholders that may leave less than a quorum remaining.

2.09. Method of Voting; Proxies. Every holder of record of common stock of the Corporation shall be entitled at every meeting of shareholders to one vote on each matter submitted to a vote for every share of common stock standing in his name on the original stock transfer books of the Corporation, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation. Such stock transfer books shall be prima facie evidence as to the identity of shareholders entitled to vote. At any meeting of shareholders, every shareholder having the right to vote may vote either in person or by a proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Each such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after 11 months from the date of its execution, unless otherwise provided in the proxy. If no date is stated on a proxy, such proxy shall be presumed to have been executed on the date of the meeting at which it is to be voted. Each proxy shall be revocable unless expressly provided therein to be irrevocable or unless otherwise made irrevocable by law.

2.10. Closing of Transfer Books; Record Date. For the purpose of determining shareholders entitled to notice of, or to vote at, any meeting of shareholders or any reconvening thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may provide that the stock transfer books of the Corporation shall be closed for a stated period but not to exceed in any event 60 days. If the stock transfer books are closed for the purpose of determining shareholders entitled to notice of, or to vote at, a meeting of shareholders, such books shall be closed for at least 10 days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than 60 days and, in case of a meeting of shareholders, not less than 10 days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and if no record date is fixed for the determination of shareholders entitled to notice of, or to vote at, a meeting of shareholders or entitled to receive payment of a dividend, the date on which the notice of the meeting is to be mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.

2.11. Presiding Officials at Meetings. The President shall preside at, and the Secretary shall prepare minutes of, each meeting of shareholders, and in the absence of either such officer, his other duties shall be performed by some person appointed at the meeting.

ARTICLE THREE

DIRECTORS

3.01. Management. The business and affairs of the Corporation shall be managed by the Board of Directors, and subject to the restrictions imposed by law, the Articles of Incorporation, or these Bylaws, the Board of Directors may exercise all the powers of the Corporation.

3.02. Number; Election; Term; Qualification. The first Board of Directors shall consist of the number of directors named in the Articles of Incorporation. Thereafter, the number of directors that shall constitute the entire Board of Directors shall be determined by resolution of the Board of Directors at any meeting thereof or by the shareholders at any meeting thereof, but shall never be less than one. At each annual meeting of shareholders, directors shall be elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. No director need be a shareholder, a resident of the State of Texas, or a citizen of the United States.

3.03. Removal. At any meeting of shareholders called expressly for that purpose, any director or the entire Board of Directors may be removed, with or without cause, by a vote of the holders of a majority of the shares then entitled to vote on the election of directors.

3.04. Change in Number. No decrease in the number of directors constituting the entire Board of Directors shall have the effect of shortening the term of any incumbent director. In the case of any increase in the number of directors, the directorships to be filled by such increase may be filled by (a) the Board of Directors for a term of office continuing only until the next election of one or more directors by the shareholders, provided, however, that the Board of Directors may not fill more than two such directorships during the period between any two successive annual meetings of shareholders; or (b) the shareholders at any annual or special meeting of the shareholders.

3.05. Vacancies. Any vacancy occurring in the Board of Directors may be filled by (a) the shareholders at any annual or special meeting of shareholders; or (b) the affirmative vote of a majority of the remaining directors, regardless of whether such majority may constitute less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected to serve for the unexpired term of his predecessor in office.

3.06. Place of Meetings. The Board of Directors may hold its meetings and may have an office and keep the books of the Corporation, except as otherwise provided by law, in such place or places, including by telephonic or other electronic method of communication, within or without the State of Texas as the Board of Directors may from time to time determine.

3.07. First Meeting. Each newly elected Board of Directors may hold its first meeting, if a quorum is present, for the purpose of organization and the transaction of business immediately after and at the same place as the annual meeting of shareholders, and no notice of such meeting shall be necessary.

3.08. Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such times and places, including by telephonic or other electronic method of communication, as may be designated from time to time by resolution of the Board of Directors and communicated to all directors. Regular meetings of the Board of Directors may be held when and if needed, and no more than one regular meeting of the Board of Directors shall be required in any calendar year.

3.09. Special Meetings. A special meeting of the Board of Directors shall be held whenever called by any director at such time and place, including by telephonic or other electronic method of communication, as such director shall designate in the notice of such special meeting. The director calling any special meeting shall cause notice of such special meeting to be given to each director at least 24 hours before such special meeting. Neither the business to be transacted at, nor the purpose of, any special meeting of the Board of Directors need be specified in the notice or waiver of notice of any special meeting.

3.10. Quorum; Majority Vote. At all meetings of the Board of Directors, a majority of the directors fixed in the manner provided in these Bylaws shall constitute a quorum for the transaction of business. If a quorum is not present at a meeting, a majority of the directors present may adjourn the meeting from time to time, without notice other than an announcement at the meeting, until a quorum is present. The vote or written consent of a majority of the directors either present at a meeting at which a quorum is in attendance, or obtained in lieu thereof, shall be the act of the Board of Directors, unless the vote of a different number is required by law, the Articles of Incorporation, or these Bylaws.

3.11. Procedure; Minutes. At meetings of the Board of Directors, business shall be transacted in such order as the Board of Directors may determine from time to time. The Board of Directors shall appoint at each meeting a person to preside at the meeting and a person to act as secretary of the meeting. The secretary of the meeting shall prepare minutes of the meeting that shall be delivered to the Secretary of the Corporation for placement in the minute books of the Corporation.

3.12. Presumption of Assent. A director of the Corporation who is present at any meeting of the Board of Directors at which action on any matter is taken shall be presumed to have assented to the action unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof, or shall forward any dissent by certified or registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

3.13. Compensation. Directors, in their capacity as directors, may receive, by resolution of the Board of Directors, a stated salary or a fixed sum and expenses of attendance, if any, for attending meetings of the Board of Directors. No director shall be precluded from serving the Corporation in any other capacity or receiving compensation therefor.

ARTICLE FOUR

GENERAL PROVISIONS RELATING TO MEETINGS

4.01. Notice. Whenever by law, the Articles of Incorporation, or these Bylaws notice is required to be given to any shareholder or director and no provision is made as to how such notice shall be given, it shall be construed to mean that notice may be given either (i) in person; (ii) in writing, by mail; (iii) except in the case of a shareholder, by telegram, telex, cable, telecopy or facsimile transmission, or similar means; or (iv) by any other method permitted by law. Any notice required or permitted to be given hereunder (other than personal notice) shall be addressed to such shareholder or director at his address as it appears on the books on the Corporation or, in the case of a shareholder, on the stock transfer records of the Corporation or at such other place as such shareholder or director is known to be at the time notice is mailed or transmitted. Any notice required or permitted to be given by mail shall be deemed to be delivered and given at the time when such notice is deposited in the United States mail, postage prepaid. Any notice required or permitted to be given by telegram, telex, cable, telecopy or facsimile transmission, or similar means shall be deemed to be delivered and given at the time transmitted.

4.02. Waiver of Notice. Whenever by law, the Articles of Incorporation, or these Bylaws any notice is required to be given to any shareholder or director of the Corporation, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time notice should have been given, shall be equivalent to the giving of such notice. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

4.03. Telephone and Similar Meetings. Shareholders or directors may participate in and hold a meeting by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Participation in such a meeting shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

4.04. Action Without Meeting. Any action that may be taken, or is required by law, the Articles of Incorporation, or these Bylaws to be taken, at a meeting of shareholders or directors may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by the shareholders holding not less than the minimum number of votes required to approve such action, or all of the directors as the case may be, entitled to vote with respect to the subject matter thereof, then such consent shall have the same force and effect as a vote of such shareholders, or a unanimous vote of the directors, as the case may be, and may be stated as such in any document filed with the Secretary of State of Texas or in any certificate or other document delivered to any person. The consent may be in one or more counterparts so long as each shareholder, director, or committee member signs one of the counterparts. The signed consent shall be placed in the minute books of the Corporation.

ARTICLE FIVE

OFFICERS AND OTHER AGENTS

5.01. Number; Titles; Election; Term. The Corporation shall have a president, a secretary, and such officers and agents as the Board of Directors may deem desirable. The Board of Directors shall elect a president and secretary at its first meeting at which a quorum shall be present after the annual meeting of shareholders or whenever a vacancy exists. The Board of Directors then, or from time to time, may also elect or appoint one or more other officers or agents as it shall deem advisable. Each officer and agent shall hold office for the term for which he is elected or appointed and until his successor has been elected or appointed and qualified. Unless otherwise provided in the resolution of the Board of Directors electing or appointing an officer or agent, his term of office shall extend to and expire at the meeting of the Board of Directors following the next annual meeting of shareholders or, if earlier, at his death, resignation, or removal. Any two or more offices may be held by the same person. No officer or agent need be a shareholder, a director, a resident of the State of Texas, or a citizen of the United States.

5.02. Removal. Any officer or agent elected or appointed by the Board of Directors may be removed by a majority of the Board of Directors only if, in the judgment of a majority of the Board of Directors, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

5.03. Vacancies. Any vacancy occurring in any office of the Corporation may be filled by the Board of Directors.

5.04. Authority. Officers shall have such authority and perform such duties in the management of the corporation as are provided in these Bylaws or as may be determined by resolution of the Board of Directors not inconsistent with these Bylaws.

5.05. Compensation. The compensation, if any, of officers shall be fixed, increased, or decreased from time to time by the Board of Directors, provided, however, that the Board of Directors may by resolution delegate to any one or more officers of the Corporation the authority to fix such compensation.

5.06. President. The President shall be the chief executive officer of the Corporation and, subject to the supervision of the Board of Directors, shall have general management of the business and affairs of the Corporation in the ordinary course of its business with all such powers with respect to such business and affairs as may be reasonable incident to such responsibilities, including, but not limited to, the power to employ, discharge, or suspend employees and agents of the Corporation, to fix the compensation of employees and agents, and to suspend, with or without cause, any officer of the Corporation pending final action by the Board of Directors with respect to continued suspension, removal, or reinstatement of such officer. The President shall see that all orders and resolutions of the Board of Directors are carried into effect and shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe.

6.07. Secretary. The Secretary shall maintain minutes of all meetings of the Board of Directors and of the shareholders, or consents in lieu of such minutes, in the Corporation's minute books, and shall cause notice of such meetings to be given when requested by any person authorized to call such meetings. The Secretary may sign with the President, in the name of the Corporation, all contracts of the Corporation and affix the seal of the Corporation thereto. The Secretary shall have charge of the certificate books, stock transfer books, and stock papers as the Board of Directors may direct, all of which shall at all reasonable times be open to inspection by any director at the office of the Corporation during business hours. The Secretary shall perform such other duties as may be prescribed from time to time by the Board of Directors or as may be delegated from time to time by the President.

ARTICLE SIX

CERTIFICATES AND SHAREHOLDERS

6.01. Certificated and Uncertificated Shares. The shares of the Corporation may be either certificated shares or uncertificated shares. As used herein, the term "certificated shares" means shares represented by instruments in bearer or registered form, and the term "uncertificated shares" means shares not represented by such instruments and the transfers of which are registered upon books maintained for that purpose by or on behalf of the Corporation.

6.02. Certificates for Certificated Shares. The certificates for certificated shares of the stock of the Corporation shall be in such form as shall be approved by the Board of Directors in conformity with law. The certificates shall be consecutively numbered, shall be entered as they are issued in the books of the Corporation or in the records of the Corporation's designated transfer agent, if any, and shall state the shareholder's name, the number of shares, and such other matters as may be required by law. The certificates shall be signed by the President and the Secretary and may be sealed with the seal of the Corporation or a facsimile thereof. If any certificate is countersigned by a transfer agent or registered by a registrar, either of which is other than the Corporation itself or an employee of the Corporation, the signatures of the foregoing officers may be a facsimile.

6.03. Issuance. Shares with or without par value may be issued for such consideration and to such persons as the Board of Directors may from time to time determine, provided, however, that except in the case of shares with par value, the consideration must be at least equal to the par value of such shares. Shares may not be issued until the full amount of the consideration has been paid.

6.04. Consideration for Shares. The consideration for the issuance of shares shall consist of any tangible or intangible benefit to the Corporation or other property of any kind or nature, including cash, promissory notes, services performed, contracts for services to be performed, other securities of the Corporation, or securities of any other corporation, domestic or foreign, or other entity. In the absence of fraud in the transaction, the judgment of the Board of Directors as to the value of consideration received shall be conclusive. When consideration, fixed as provided by law, has been paid, the shares shall be deemed to have been issued and shall be considered fully paid and nonassessable. The consideration received for shares shall be allocated by the Board of Directors, in accordance with law, between stated capital and capital surplus accounts.

6.05. Lost, Stolen, or Destroyed Certificates. The Corporation shall issue a new certificate in place of any certificate for shares previously issued if the registered owner of the certificate satisfies the following requirements:

(a) Claim. The registered owner makes proof in affidavit form that a previously issued certificate for shares has been lost, destroyed, or stolen;

(b) Timely Request. The registered owner requests the issuance of a new certificate before the Corporation has notice that the certificate has been acquired by a purchaser for value in good faith and without notice of an adverse claim;

(c) Bond. The registered owner gives a bond in such form, and with such surety or sureties, with fixed or open penalty, as the Board of Directors may direct, in its discretion, to indemnify the Corporation (and its transfer agent and registrar, if any) against any claim that may be made on account of the alleged loss, destruction, or theft of the certificate; and

(d) Other Requirements. The registered owner satisfies any other reasonable requirements imposed by the Board of Directors. When a certificate has been lost, destroyed, or stolen and the shareholder of record fails to notify the Corporation within a reasonable time after he has notice of it, if the Corporation registers a transfer of the shares represented by the certificate before receiving such notification, the shareholder of record is precluded from making any claim against the Corporation for the transfer or for a new certificate.

6.06. Transfer of Shares. Shares of stock of the Corporation shall be transferable only on the books of the Corporation by the shareholders thereof in person or by their duly authorized attorneys or legal representatives. With respect to certificated shares upon surrender to the Corporation or the transfer agent of the Corporation of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment, or authority to transfer, the Corporation or its agent shall issue a new certificate to the person entitled thereto, cancel the old certificate, and record the transaction upon its books. With respect to uncertificated shares, upon delivery to the Corporation of proper evidence of succession, assignment, or authority to transfer, the Corporation or its agent shall record the transaction upon its books.

6.07. Registered Shareholders. The Corporation shall be entitled to treat the shareholder of record as the shareholder in fact of any shares and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have actual or other notice thereof, except as otherwise provided by law.

6.08. Legends. If the Corporation is authorized to issue shares of more than one class, each certificate representing shares issued by the Corporation (a) shall conspicuously set forth on the face or back of the certificate a full statement of (i) all of the designations, preferences, limitations, and relative rights of the shares of each class authorized to be issued; and (ii) if the Corporation is authorized to issue shares of any preferred or special class in series, the variations in the relative rights and preferences of the shares of each such series to the extent they have been fixed and determined and the authority of the Board of Directors to fix and determine the relative rights and preferences of subsequent series; or (b) shall conspicuously state on the face or back of the certificate that (i) such a statement is set forth in the Articles of Incorporation on file in the office of the Secretary of State; and (ii) the Corporation will furnish a copy of such statements to the record holder of the certificate without charge on written request to the Corporation at its principal place of business or registered office.

If the Corporation has by its Articles of Incorporation limited or denied the preemptive right of shareholders to acquire unissued or treasury shares of the Corporation, every certificate representing shares issued by the Corporation (a) shall conspicuously set forth upon the face or back of the certificate a full statement of the limitation or denial of preemptive rights contained in the Articles of Incorporation; or (b) shall conspicuously state on the face or back of the certificate (i) that there is on file in the office of the Secretary of State a full statement of the limitation or denial of preemptive rights contained in the Articles of Incorporation; and (ii) that the Corporation will furnish a copy of such statement to any shareholder without the charge upon written request to the Corporation at its principal place of business or registered office.

If the Corporation issues any shares that are not registered under the Securities Act of 1933, the transfer of any such shares shall be restricted in accordance with an appropriate legend.

In the event any restriction on the transfer, or registration of the transfer, of shares shall be imposed or agreed to by the Corporation, each certificate representing shares so restricted (a) shall conspicuously set forth a full or summary statement of the restriction on the face of the certificate; (b) shall set forth such statement on the back of the certificate and conspicuously refer to the same on the face of the certificate; or (c) shall conspicuously state on the face or back of the certificate that such a restriction exists pursuant to a specified document and (i) that the Corporation will furnish to the record holder of the certificate without charge upon written request to the Corporation at its principal place of business or registered office a copy of the specified document; or (ii) if such document is one required or permitted by law to be and has been filed, that such specified document is on file in the office of the Secretary of State and contains a full statement of such restriction.

ARTICLE SEVEN

MISCELLANEOUS PROVISIONS

7.01. Dividends. Subject to the provisions of law and the Articles of Incorporation, dividends may be declared by the Board of Directors at any meeting and may be paid in cash, in property, or in shares of stock of the Corporation. Such declaration and payment shall be at the discretion of the Board of Directors.

7.02. Reserves. The Board of Directors may create out of funds of the Corporation legally available therefor such reserve or reserves as the Board of Directors from time to time, in its discretion, considers proper to provide for contingencies, to equalize dividends, or to repair or maintain any property of the Corporation, or for such other purpose as the Board of Directors shall consider beneficial to the Corporation. The Board of Directors may modify or abolish any such reserve.

7.03. Books and Records. The Corporation shall keep correct and complete books and records of account, shall keep minutes of the proceedings of its shareholders and its Board of Directors, and shall keep at its registered office or principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholder and the number and class of the shares held by each shareholder.

7.04. Fiscal Year. The fiscal year of the Corporation shall be fixed by the Board of Directors, provided, however, that if such fiscal year is not fixed by the Board of Directors and the Board of Directors does not defer its determination of the fiscal year, it shall be the calendar year.

7.05. Seal. The seal, if any, of the Corporation shall be in such form as may be approved from time to time by the Board of Directors.

7.06. Resignation. A director, officer, or agent may resign by so stating at any meeting of the Board of Directors or by giving written notice to the Board of Directors, the President, or the Secretary. Such resignation shall take effect at the time specified therein, or immediately if no time is specified. Unless it specifies otherwise, a resignation is effective without being accepted.

7.07. Securities of Other Corporations. The President of the Corporation shall have the power and authority to transfer, endorse for transfer, vote, consent, or take any other action with respect to any securities of another issuer that may be held or owned by the Corporation and to make, execute, and deliver any waiver, proxy, or consent with respect to any such securities.

7.08. Amendment. The power and authority to alter, amend, or repeal these Bylaws or to adopt new bylaws is vested in the Board of Directors, subject to the power of the shareholders to change or repeal any bylaws so made.

7.09. Invalid Provisions. If any part of these Bylaws shall be held invalid or inoperative for any reason, the remaining parts, so far as it is possible and reasonable, shall remain and operative.

7.10. Headings. The headings used in these Bylaws are for convenience only and do not constitute matter to be construed in the interpretation of these Bylaws.

SCHEDULE 2.08

UNTIMELY FILINGS

Rolfe Enterprises, Inc. 10-QSB for the Quarter Ended June 30, 2003

Rolfe Enterprises, Inc. 10-QSB for the Quarter Ended March 31, 2003

Rolfe Enterprises, Inc. 10-QSB for the Quarter Ended September 30, 2002

Schedule 4.08

Liabilities and Obligations of BidGive

None.

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I, Joseph H. Dowling, certify that:

I have reviewed this quarterly report on Form 10-QSB of Rolfe Enterprises, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 10, 2003	By:/S/ JOSEPH H. DOWLING Joseph H. Dowling, President and a Director

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I, Frank Pioppi, certify that:

I have reviewed this quarterly report on Form 10-QSB of Rolfe Enterprises, Inc.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 10, 2003	By: /S/ FRANK PIOPPI Frank Pioppi, Secretary and a Director

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Rolfe Enterprises, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph H. Dowling, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ JOSEPH H. DOWLING
Joseph H. Dowling, President and a Director

Date: November 10, 2003

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Rolfe Enterprises, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Pioppi, Secretary and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /S/ FRANK PIOPPI
Frank Pioppi, Secretary and a Director

Date: November 10, 2003