Form 10KSB
period 2003-12-31
BIDGIVE INTERNATIONAL INC
filed 2004-04-14
CIK 1111473

As filed with the Securities and Exchange Commission on April 14, 2004.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________________

FORM 10-KSB

{ X } ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003.

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

Commission file number: 0-49999

BidGive International, Inc.
(Name of small business issuer in its charter)

Delaware	13-4025362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3229 Wentwood Dr, Suite 200
Dallas, Texas 75225
(Address of principal executive office including zip code)

(972) 943-4185
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act

Common Stock, Par Value $.001 Per Share
(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form {X}

State Issuer's revenues for most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0

The number of shares outstanding of registrant's common stock, $.001 par value per share, as of March 31, 2004, was 6,257,780 shares.

Transitional Small Business Disclosure Format (check one): Yes { } No {X}

BidGive International, Inc.

2003 ANNUAL REPORT ON FORM 10-KSB

SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. These statements relate to future events or our future financial performance. You should exercise extreme caution with respect to all forward-looking statements contained in this Form 10-KSB. Specifically, the following statements are forward-looking:

          statements regarding our overall strategy including, without limitation, our intended markets, service offerings and our expected liquidity and capital resources;
           statements regarding the plans and objectives of our management for future operations, expectations for sales and marketing and the size and nature of the costs we expect to incur and the people and services we may employ;
          statements regarding anticipated trends in our business;
          statements regarding regulations that may affect us;
          statements regarding our competition and our ability to compete with third parties;
          any statements using the words "anticipate," "believe," "estimate," "expect," "intend," "may," "will," "should," "would," "expect," "plan," "predict," "potential," "continue" and similar words; and
          any statements other than historical fact.

Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-KSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-KSB.

PART I

Item 1.          Description of Business

Background

BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) ("we" or the "Company") was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Exchange Act by filing a registration statement on Form 10SB on September 12, 2002. On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into (the "Reincorporation Merger") the Company, a Delaware corporation and prior to such date a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the Company surviving the Reincorporation Merger. The purpose of the Reincorporation Merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to "BidGive International, Inc." Pursuant to the Merger Agreement and Plan of Reorganization between Rolfe Enterprises, Inc. and the Company (the "Reincorporation Plan"), each outstanding share of Rolfe Enterprises, Inc.'s common stock as of the effective time of the Reincorporation Merger was converted into one share of common stock, $0.001 par value, of the Company (the "Common Stock"), and the Company agreed to assume the payment of all liabilities of Rolfe Enterprises, Inc. A copy of the Reincorporation Plan is incorporated by reference into this report as Exhibit 2.2.

Pursuant to a Merger Agreement and Plan of Reorganization dated October 10, 2003 (the "Merger Agreement"), entered into by and among the Company, BGG Acquisition Subsidiary, Inc., a wholly-owned subsidiary of the Company (the "Merger Sub"), Mid-Continental Securities Corp. (the Company's largest stockholder on the date the Merger Agreement was executed), and BidGive Group, LLC ("BidGive"), effective as of December 4, 2003, BidGive was merged (the "Merger") with and into the Merger Sub with the Merger Sub surviving the Merger, and each 1% membership interest in BidGive which was issued and outstanding immediately prior to the effective time of the Merger was converted into 57,446 shares of the Company's Common Stock. As a result of the Merger, the former members of BidGive became the holders of 92.5% of the issued and outstanding Common Stock effective as of December 4, 2003.

In anticipation of completion of the merger transaction with BidGive, we completed a recapitalization of the Company's common stock, par value $.001 (the "Common Stock"). Prior to the recapitalization, we had a total of 5,822,250 shares of Common Stock issued and outstanding. As part of the recapitalization, we first completed a 2:1 forward stock division that increased our issued and outstanding Common Stock to 11,644,500 shares, and simultaneously increased our authorized Common Stock from 10,000,000 to 20,000,000 shares, par value $.0005. After completion of the forward division and the increase in the number of authorized shares of Common Stock, we completed a 25:1 reverse stock split which reduced the number of issued and outstanding shares of Common Stock from 11,644,500 to 465,780, and also increased the par value per share of Common Stock back to $.001, but did not reduce the number of authorized shares of Common Stock.

Following completion of the Merger, the former members of BidGive owned a total of 5,744,600 shares of Common Stock, or 92.5% of our issued and outstanding Common Stock, and our former stockholders owned a total of 465,780 shares of Common Stock, or 7.5% of our issued and outstanding Common Stock.

Development of Business of BidGive

BidGive was a start-up transitional company that acquired certain assets from a developmental, non-operating company named BidGive, Inc. related to their discount certificate business. The assets acquired consisted of the discount certificate business operations under development, the "BidGive" name and slogans, and a non-operating website http://www.bidgive.com.

BidGive expanded and refined the discount certificate business, adding an advertising and marketing element for certificate acquisition, an entire new program of retail shopping certificates, geographical expansion, toll free number certificate purchasing and certificate validation, back-end data access for merchant certificate validation and not-for-profit contribution auditing, sales and marketing joint venture programs, and the filing of patents on the revised and enlarged business methods and processes.

Principal Products and Services

Our initial products are discount retail, dining and travel certificates and discount local and long distance telephone service, where every purchase supports the not-for-profit of the purchaser's choosing by donating a portion of the net proceeds from the transaction. For example, a purchaser could buy one of our $50.00 retail or dining certificates for the price of $35.00 with a portion of the proceeds going to the purchaser's charity of choice. The certificate is from a local or national merchant or fine restaurant that does not ordinarily give discounts, but does so with us because the charitable support element makes them good corporate citizens as well as increases traffic to their establishment. The purchaser gets a good deal and supports a good cause, the charity receives proceeds that they would not otherwise receive and for little cost or effort on their part, and the vendors receive advertising exposure and increased sales and traffic to their establishments while being good citizens and without having to choose just one charitable cause which some percentage of their customers might choose not to support.

The Company has acquired written contracts with various restaurants and retail merchants desiring to participate in the BidGive programs to offer and sell dining and shopping certificates in Palm Beach/Boca Raton, Florida, and is continuing to seek contracts with additional merchants. It has also begun the process of acquiring similar written contracts in Newark, New Jersey; Long Island, New York; Philadelphia, Pennsylvania; and Toronto, Canada, utilizing independent sales contractors and joint venture partners in these areas. The Company also has written agreements with a travel industry consolidator to offer travel related services, and with VarTec Telecom/Excel Communications to provide local, long distance, and wireless telephone service. Our joint venture partner in Palm Beach/Boca Raton, Florida is Ms. Terry Byer. Our partner in Newark, New Jersey and Long Island, New York is Professional Greetings, Inc. Our venture partner in Toronto, Canada is Mr. Leonard Pearl. The material terms of our agreement with each of the venture partners are nearly identical: they act as the Company's local agent in recruiting and managing independent sales contractors and acquiring merchants and local charities to participate in the Company's programs, and they pay for the initial advertisement in their local paper or other media to launch operations in the area, in exchange for compensation in the form of either stock in the Company or a percentage of the net revenues generated through their locations, or a combination of both stock and revenue sharing. Further, as part of the agreement, if the individual joint venture was established on a revenue sharing basis, the Company has the right at its option to purchase the joint venture partners' interests in the operations in exchange for stock in the Company.

Many of the details of the Company's business model are proprietary trade secrets; but in general, it is based on the following model. We purchase advertising space in publications (such as local newspapers) and other media (such as billboards), subdividing space, and selling smaller ad space to select merchants in association with our total marketing program. We receive revenue from retail and dining advertisers in the form of cash and discount certificates when advertisers participate in our marketing programs, and from customers in the form of cash (credit card charges) when customers purchase the discount retail and dining certificates through our website or toll free telephone number. We receive revenue in the form of cash (credit card charges) when customers purchase travel vouchers, which give them access to savings on travel through our contract with a travel industry consolidator, and we receive revenue in the form of a monthly cash royalty from VarTec Telecom for every customer that signs up for telecom services through the Company. Our standard discount for retail and dining certificates is 30%, and in conjunction with each purchase we agree to pay a royalty (generally 5%) to the purchaser's charity of choice. Under our business model of using venture partners and independent contractors to open markets, the addition of future programs will require nominal Company resources of time and money.

Description of Industry

The online commerce market is new, rapidly evolving and growing, and intensely competitive. We expect robust competition because barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost; however, our first-to-market advantage should give us some protection as the funding and effort required to reach critical mass will bar some competitors. There are numerous companies and websites through which discount certificates may be purchased on various terms, some of which will compete on some level with us, but none of which bring all the elements together as we do. Although we will seek to establish a unique niche for our business and protect our unique business model patent, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we currently have available.

Marketing and Distribution Strategies

The Company's marketing is divided into four areas. First is the marketing of its program to retail merchants, service providers and restaurants. The purpose of this marketing is to acquire credits from the providers, and generally a cash payment, in exchange for inclusion in the Company's marketing program to the public.

In the second marketing phase, the credits received from the providers are then marketed through newspaper and magazine advertising to the general public at a discount of 30% as BidGive Charity Shopping Certificates, BidGive Charity Dining Certificates, and BidGive Charity Travel Vouchers. The advertising includes the logos of some of the benefiting not-for-profit organizations that receive a royalty of 5% of a purchaser's transaction under the Retail, Dining, and Travel Programs; the royalty under the Telecom Program is on a sliding scale from 2% to 10% depending upon the number of customers participating. Participating not-for-profits are given a communications kit that provides information about the programs which they can disseminate to their supporters and staff.

In the third marketing phase it is anticipated that the Company or a participating not-for-profit will contact the major corporate supporters of the not-for-profit organization and requests that they notify their employees of the opportunity to save money on purchases while also supporting the organization. The Company provides the corporate supporter with a communications kit which explains the opportunity to the employees and includes several methods of communicating the message to such employees.

The fourth area of marketing is expected to involve the bulk sale of certificates by the Company or an independent contractor sales force to companies that may use them as employee or customer gifts, or to reduce their cost of entertaining or purchasing.

The Company has started and is actively pursuing the first three marketing phases above in Palm Beach/Boca Raton, Florida; and has begun implementing the marketing phases in Newark, New Jersey; Long Island, New York; Philadelphia, Pennsylvania; and Toronto, Canada through its joint venture partners using independent sales contractors paid on a commission basis to obtain retail and dining vendor participation and the signed marketing agreements while the Company's employees approach the participating not-for-profits and their major corporate supporters to increase awareness of the BidGive opportunity among their members. The Company is developing the business on a city-by-city basis using venture partners and independent contractors to secure the participating vendors in order to avoid the need to pay for a large sales force in advance of sales or significantly expand its infrastructure in advance of anticipated sales. Once a market is selected and the volume of vendors that the independent contractor(s) produce can be predicted with reasonable certainty, the Company will have ample time to decide if its computer hosting, call center or staff capabilities will need to be enhanced. The sale of BidGive Certificates to the public usually begins 45-60 days after vendor acquisition. The Company is currently selling retail and dining certificates on its website and through its toll free number covering merchants in the Palm Beach/Boca Raton, Florida area. The Company is also offering travel vouchers and telecom services nationwide through its website.

We have a proprietary business model that enables us to secure media advertising space at a significant discount from the rate generally quoted for such advertising. We will then market our business plan to merchants by promoting the concept that they will be able to achieve greater visibility by participating in the Company's full page "Charity Shopping Center" promotion at a lower cost than otherwise would be generally available to them. We will also market our business to merchants by promoting the concept that they will receive additional exposure through association with the participating not-for-profits and the promotional campaigns they conduct.

There are two ways for an individual to purchase a BidGive Certificate. The buyer can go to the Company's website, register and purchase the certificate, or call a toll free number (a call center provided by a third party) to purchase the certificate. Payments are made by credit card and the certificates generally expire six months from the date of purchase. The BidGive Certificate can be used by the purchaser or given as a gift to be used by the recipient.

Competition

Several companies offer some components of our Company's sales and fund-raising programs. BidGive expects to be competitive primarily on the basis of price by seeking to provide certificates which offer a substantial discount and commercial/philanthropic combination (allowing purchasers to support their favorite charities with every purchase). We also expect to compete through reputation by offering discount certificates from merchants that do not frequently offer discounts.

Our competition includes several web-based commercial retail sites that support a single designated charity chosen by the retailer, such as the United Way, on an ongoing or, most often, periodic basis. It also includes some websites such as iDine.com, Upromise.com and edExpress.com, which pay a rebate to the purchaser on regular retail sales, or give airline miles, or rebate 3-5% of sales to an individual Section 529 college savings account designated by the purchaser.

Our competition also includes several web-based charity shopping sites, such as CharityMall.com, GreaterGood.com and iGive.com. These sites generally simply offer links to major and specialty retailers through their site. They ask a not-for-profit to notify their constituency that the site is available and can be accessed either directly or through the not-for-profit's site, and they pay the not-for-profit a percentage of the revenue they receive from the retailer for directing the sale to their site.

Proprietary Technology

On October 23, 2003, the Company, by and through its individual officers, filed its provisional patent application with the United States Patent and Trademark Office covering its proprietary business model. This provisional patent application expires on October 24, 2004 unless it is redrafted and filed as a standard utility patent application before such expiration date. The Company's proprietary business model, including its software and mode of operations, is also protected by confidentiality agreements with our employees and our independent contractors. The Company intends to use these protections to protect its proprietary business model from direct competition by foreclosing the ability of potential competitors from using a similar discount/charitable contribution model or process in their business. We are also in the process of filing trade name and trademark registrations on the BidGive name, the names of our products, and our slogan ("Where Saving Is Giving").

Government Regulation

We are not currently aware of any existing federal, state, governmental or Internet regulations which are specific to the Company's industry. Potential future regulations may include sales and/or use taxes, which expenses would then be passed on to the participating merchants or customers.

Employees

We currently have two full-time employees, and utilize independent contractors and joint venture partners for the bulk of our operations. Our joint venture partner in Palm Beach/Boca Raton, Florida is Ms. Terry Byer. Our partner in Newark, New Jersey and Long Island, New York, is Professional Greetings, Inc., and our partner in Toronto, Canada is Mr. Leonard Pearl. Our joint venture partners act as our local agent in recruiting and managing independent sales contractors and in locating local merchants and charities to participate in our programs. They pay for the initial advertisement in their local newspaper in exchange for compensation in the form of either stock in the Company or a percentage of the net revenues generated through their locations, or a combination of both stock and revenue sharing.

Item 2.         Description of Property

Our offices are currently located at 3229 Wentwood Drive, Suite 200, Dallas, Texas 75225, in approximately 500 square feet of office space in a facility owned by one of our investors, who is providing the space rent-free while we ramp up operations and seek to raise capital. Other than office space, we maintain minimal amounts of equipment. Our inventory of discount certificates is maintained on our website and in our contracts with participating vendors. The website is housed on third party host servers with scalable properties and redundant backup and security protections, as is the toll free telephone system. Our proprietary in-house operating software was designed using free shareware as a base, and we license other elements of our operations as necessary.

Item 3.         Legal Proceedings

Neither the Company nor its property is the subject of any pending legal proceedings, and no such proceeding is known to be contemplated by any governmental authority. The Company is not aware of any legal proceedings in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such Director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 4.         Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, the Company's majority stockholder prior to the effective date of the Merger approved, through action taken by consent and without a meeting, as authorized by Section 607.0704 of the Florida Business Corporation Act, a 25:1 reverse split of the Company's Common Stock. This approval became effective on December 2, 2003. This approval was obtained in connection with the recapitalization discussed above under "Description of the Business--Background."

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

There is no public trading market for shares of our Common Stock. Our Common Stock is not yet quoted on the OTC Bulletin Board or on any other public trading market and we have not applied for listing or quotation on any public trading market. The Company is currently in the process of filing a registration statement on Form SB-2 with the Securities and Exchange Commission to register 1,000,000 shares of Common Stock for sale to the public. Following completion of the proposed public offering, we intend to apply to have our Common Stock listing for trading on the OTC Bulletin Board, but there is no assurance that our shares will be listed on the OTC Bulletin Board, or that any public market will be established or will develop for our shares.

None of our common equities is subject to any outstanding options, warrants to purchase, or securities convertible into, Common Stock. We have not agreed to register any Common Stock under the Securities Act of 1933, as amended (the "Securities Act") for sale by security holders of the Company, although we reserve the right to do so in the future. Other than the proposed public offering, there are no common equities of the Company that are being, or have been proposed to be, publicly offered by the Company, the offering of which could have a material effect on the market price of our Common Stock.

The Securities and Exchange Commission has issued an interpretative letter which concludes that promoters and affiliates of a blank check company such as the Company, and their transferees are not entitled to rely upon the exemption from registration provided by Rule 144 for purposes of resales of their shares. Accordingly, any of our shares held by persons who may be deemed to be promoters or affiliates of the Company, or their transferees, may only resell their securities through a registered offering.

At March 31, 2004, we had 6,257,780 shares of Common Stock outstanding and had approximately 133 stockholders of record.

We have never declared any cash dividends on our Common Stock, and do not anticipate declaring dividends in the foreseeable future.

The Company currently has no securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share	Aggregate Purchase Price
Shai Rappaport	March 2, 2004	4,000 shares[1]	$1.25	$5,000
Saleem Lakdawala	February 10, 2004	2,000 shares[1]	$1.25	$2,500
Jack Weiner	February 6, 2004	12,000 shares[1]	$1.25	$15,000
John Peiser	February 3, 2004	8,000 shares[1]	$1.25	$10,000
Joseph Pioppi	January 22, 2004	2,000 shares[1]	$1.25	$3,000
PGI, Inc.	January 20, 2004	2,000 shares[1]	$1.25	$2,500
Frank Pioppi	January 9, 2004	2,000 shares[1]	$1.25	$2,500
Neil Berwish	December 5, 2003	5000 shares[1]	$1.25	$6,250
Phil Berwish	December 5, 2003	5000 shares[1]	$1.25[4]	$6,250
David Peterson	December 5, 2003	5000 shares[1]	$1.25[4]	$6,250
BidGive, Inc.	October 2, 2003	3,094,009 units[2]	Assets	N/A
Ali Tekbali	September 30, 2003	30,000 units[2]	$1.25	$37,500
Les Maund	September 30, 2003	20,000 units[2]	$1.25[4]	$25,000
Natalie Retamar	September 29, 2003	4,000 units[2]	$1.25	$5,000
Terry Byer	September 29, 2003	8,000 units[2]	$1.25	$10,000
PGI, Inc.	September 16, 2003	1,600 units[2]	$1.25	$2,000
Robert Schneiderman	August 14, 2003	6,000 units[2]	$1.25	$8,000
PGI, Inc.	August 13, 2003	8,000 units[2]	$1.25	$10,000
Peter & Julie Andreesen	June 3, 2003	50,000 units[2]	$0.50	$25,000
Peter & Lisa Luthringer	November 11, 2002	2,000 shares[3]	$0.50	$1,000
Mid-Continental Securities Corp.	June 25, 2002	2,000,000 shares[3]	$0.001	$2,000
Mid-Continental Securities Corp.	June 17, 2002	770,000 shares[3]	$0.001	$770
Mid-Continental Securities Corp.	January 8, 2002	150,000 shares[3]	$0.001	$150
Mid-Continental Securities Corp.	December 21, 2001	250,000 shares[3]	$0.001	$250
Mid-Continental Securities Corp.	December 19, 2001	500,000 shares[3]	$0.001	$500
Mid-Continental Securities Corp.	July 24, 2001	408,750 shares[3]	$0.001	$408.75
Mid-Continental Securities Corp.	April 18, 2001	385,000 shares[3]	$0.001	$385

_____________________

1         Sale of the Company's Common Stock.
2         Sale of membership units in BidGive. Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive was merged with and into the Merger Sub with the Merger Sub surviving the Merger, and each 1% membership interest in BidGive that was issued and outstanding immediately prior to the effective time of the Merger was converted into 57,446 shares of the Company's Common Stock. As a result of the Merger, the former members of BidGive became the holders of 92.5% of the issued and outstanding Common Stock effective as of December 4, 2003.
3         Sale of the Company's Common Stock. This sale occurred prior to the 2:1 forward stock division and the 25:1 reverse stock split.
4        Value of services rendered to the Company.

All of the securities sold for cash were offered and sold through the officers and directors of the Company in reliance upon exemptions from registration either under Section 4(2) of the Securities Act or under Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder. The securities sold for consideration other than cash were offered and sold in reliance upon exemptions from registration under Section 4(2) of the Securities Act. All such transactions were private offerings made without general solicitation. Purchasers signed a subscription agreement acknowledging that they were purchasing shares for their own account and acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption is available. In addition, a restrictive legend was placed on all share certificates representing the shares.

Phil Berwish and David Peterson are recent additions to the Company's Advisory Board--each member of the Advisory Board is granted 5,000 shares of Common Stock in lieu of any cash compensation for their availability, expertise, and guidance in establishing and expanding the Company's business operations. Les Maund has provided and continues to provide, without cash compensation by the Company, necessary print and webpage design and development services for the Company's advertising element, and was granted 20,000 shares of Common Stock for such services.

Item 6.         Management's Discussion and Analysis or Plan of Operation.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and related footnotes.

Overview

The Company was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or similar type of transaction. On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into the Company, a Delaware corporation and prior to such date a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the Company surviving the Reincorporation Merger. The purpose of the Reincorporation Merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to "BidGive International, Inc."

On December 4, 2003, we acquired all of the business and assets of BidGive through the merger of BidGive with and into the Merger Sub, with the Merger Sub as the surviving corporation. The assets which we acquired in the Merger consist of a development stage discount certificate business, the related website, and related proprietary technology. We intend to use the assets we acquired in the Merger to further develop and commence operations of an e-commerce website through which we will offer and sell discount shopping, dining and travel certificates, and numerous other products and services as opportunities arise.

Liquidity and Capital Resources

For the twelve months ended December 31, 2003, the Company's consolidated balance sheet, which reflects the effect of the Merger, reflects current and total assets of $846 in comparison to $1,232 for the twelve months ended December 31, 2002, and current liabilities of $0 in comparison to $3,200 for the twelve months ended December 31, 2002. On February 2, 2004, the Company commenced revenue generating business and marketing operations by opening its first market in the Palm Beach/Boca Raton, Florida area. As of March 31, 2004, the Company has current working capital, not including revenue and cash generated from ongoing operations, of approximately $20,000. This sum is anticipated to satisfy the Company's cash requirements until June 2004.

The Company does not presently have adequate cash or sources of financing to meet either its short-term or long-term capital needs. The Company has not currently identified any sources of available working capital, other than the possible receipt of proceeds from the proposed public offering and revenues generated by ongoing operations. The Company may not receive any significant amount of proceeds from either the proposed public offering or cash flow from operations. The Company may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to it. If the Company does not receive significant proceeds from the proposed public offering and is unable to raise additional capital from other sources, it will be required to limit its operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail its expansion plans to the extent they can be financed with ongoing operations, proceeds provided by joint venture partners, and debt financing.

Results of Operations

We launched our operations and commenced revenue generating business and marketing operations with the opening of its first market in the Palm Beach/Boca Raton, Florida area on February 2, 2004. To date, we have generated only nominal revenues. The $86,686 in expenses incurred by the Company for the fiscal year ended December 31, 2003 consisted primarily of costs associated with the Merger, legal and accounting fees, and independent contractor fees.

Plan of Operations

In addition to the Palm Beach/ Boca Raton, Florida market, we are in the process of establishing additional markets in Newark, New Jersey; Long Island, New York; Philadelphia, Pennsylvania; and Toronto, Canada through joint venture partners and independent sales contractors as well as re-launching our dining certificate program in Dallas, Texas with the additional inclusion of shopping certificates. Upon completion of the proposed public offering, the Company intends to expand its programs into several other major markets.

We currently plan to open three markets (cities/geographic areas) in the first quarter of fiscal year 2004, funded by its joint venture partners. The first three markets are expected to be in Palm Beach/Boca Raton, Florida; Newark, New Jersey; and Toronto, Canada (BidGive Canada). The steps required to open a market include obtaining the advertising rate from the participating media, hiring and training sales representatives, acquiring vendor and merchant participation and signed marketing participation agreements, receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates, obtaining ad approval from the media, adding the merchants to the BidGive website, and then marketing the program in the area when the advertisement appears. We currently anticipate that approximately 75-90 days will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in that area.

The Company currently plans to establish up to nine additional markets during the remainder of fiscal year 2004 to the extent it has the capital available to do so. The additional markets are currently expected to include Dallas, Long Island, Philadelphia, Boston, Los Angeles, Connecticut, Chicago, Atlanta, and Houston. The expected source of financing for these additional markets include joint venture partners, cash flow from operations, and from the proposed public offering.

Prior to the date of this Form 10-KSB, we have used funds provided by management and by private investors to pay for operations. If no significant amount of capital is raised in the proposed public offering, we will curtail our opening/launching of new cities until each city we have previously opened is self-sustaining. The initial cities of Palm Beach/Boca Raton, Newark, Long Island, Toronto, and Philadelphia are being opened at nominal out-of-pocket cost to the Company by using joint venture partners who are funding these initial launches in return for a minority share of the revenues and profits and/or stock in the Company. We intend to allocate a portion of the net proceeds of the proposed offering to launching operations in additional cities. We currently anticipate hiring two additional full time employees in 2004 in the areas of marketing and operations to the extent necessary to support expanded business operations.

Events Subsequent to December 31, 2003

On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into the Company, a Delaware corporation and prior to such date a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the Company surviving the Reincorporation Merger. The purpose of the Reincorporation Merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to "BidGive International, Inc." Pursuant to the Reincorporation Plan, each outstanding share of Rolfe Enterprises, Inc.'s common stock as of the effective time of the Reincorporation Merger was converted into one share of Common Stock, and the Company agreed to assume the payment of all liabilities of Rolfe Enterprises, Inc. Holders of a majority of the issued and outstanding Rolfe Enterprises, Inc. common stock approved the Reincorporation Merger and the Reincorporation Plan through action taken by consent and without a meeting, as authorized by Section 607.0704 of the Florida Business Corporation Act. A copy of the Reincorporation Plan is incorporated by reference into this report as Exhibit 2.2.

Off-Balance Sheet Arrangements

During the year ended December 31, 2003, the Company had no off balance sheet arrangements.

Item 7.         Consolidated Financial Statements.

The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements are attached to this Form 10-KSB beginning at page 20 and are incorporated herein by reference.

Item 8.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On or about February 20, 2004, the Company dismissed Tim B. Palmieri, C.P.A., as the Company's auditor for the fiscal year ending December 31, 2003. The decision to dismiss the accountant was recommended and approved by the Board of Directors.

The reports of Tim B. Palmieri, C.P.A. on the Company's financial statements for either of the past two years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle. During the Company's two most recent fiscal years and any subsequent interim period up to and including the date of the Company's dismissal of Tim B. Palmieri, C.P.A., there have been no disagreements with Tim B. Palmieri, C.P.A., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tim B. Palmieri, C.P.A., would have caused them to make reference thereto in their report on the financial statements for such years.

On March 25, 2004, the Company provided a draft copy of the Company's report on Form 8-K to Tim B. Palmieri, C.P.A., requesting his comments on the information contained herein. The responsive letter from Tim B. Palmieri, C.P.A. is incorporated by reference herein as Exhibit 16.1.

On February 20, 2004, the Board of Directors of the Company appointed the firm of Child, Sullivan & Company, 1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037, as independent auditors of the Company for the period ending December 31, 2003.

Prior to the engagement of Child, Sullivan & Company, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction whether completed or uncompleted, the type of audit opinion that might be rendered on the Company's financial statements or as to any matter that was either the subject of a disagreement with the previous independent auditor or was a reportable event.

Item 8A.         Controls and Procedures.

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in its SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter of 2003, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.         Directors and Executive Officers of the Registrant.

The Company's executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended December 31, 2002, the Board of Directors held no formal meetings, but took action once by unanimous written consent. There are no family relationships among any of the Directors, nominees or executive officers. Other than its officers, the Company currently has no other significant employees.

The following persons comprise the directors and executive officers of the Company as of March 31, 2004:

Name and Age	Director/Officer Since	Position(s) Held
James P. Walker, Jr. (43)	2003	President, Chief Executive Officer, Secretary and Director
Michael Jacobson (51)	2004	Chairman of the Board, Vice President and Director
Thomas W. Richardson (47)	2004	Chief Financial Officer, Treasurer and Director
Mark S. Gardner (48)	2004	Director
Ronald D. Gardner (62)	2004	Director

James P. Walker, Jr., age 43, has served as the President, Secretary and a Director of the Company since December 4, 2003. Mr. Walker was in private law practice from 1985 to 1989, and with J.C. Penney Company from 1989 to 1996. From 1996 to 1999, he was COO/General Counsel with Benchmark Environmental Consultants where he was responsible for restructuring and managing operations. From September 1999 to December, 2001, he was CEO of Technology Business Partners, a technical consulting/staff augmentation company. In December 2001 he became CEO/COO and Director of BidGive, Inc., a development stage company, to oversee development and testing of the company's discount dining certificate business. In May 2003, Mr. Walker served as CEO/COO and Manager of BidGive, a transitional company formed to merge with the Company, and to expand and commercialize the acquired discount certificate business, launch business operations, and to raise operating capital. He is a graduate of Texas Tech University (BA 1982) and School of Law (JD 1985).

Michael Jacobson, age 51, has served as Vice-President and Chairman of the Board of Directors of the Company since 2004. From 1984 to 1998, he was Vice President of Marketing for the SEN Group, a firm that created special events for not-for-profits, corporate sales and event promotions, and high net worth individuals. Subsequently, he was VP Marketing of Market City USA, an Internet based discounter, for two years (April 1998 to April 2000) before resigning that position to create and launch BidGive, Inc. in April 2000, and has remained to the present with BidGive in its various forms as Vice-President of Marketing. Mr. Jacobson is chiefly responsible for establishing and managing the Company's sales and marketing campaigns.

Thomas W. Richardson, age 47, has served as Chief Financial Officer, Treasurer and a Director of the Company since March 2004. He is a certified public accountant. From January 1985 to the present, he has been the owner of Thomas W. Richardson, C.P.A., a Dallas accounting firm specializing in tax planning, financial and business consulting. From October 1980 to January 1985 he was employed by the Halliburton Company as Western Hemisphere Accounting Manager. Mr. Richardson is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Mark S. Gardner, age 48, has served as a Director of the Company since March 2004. From 1986 to the present, he has been employed by Bear Stearns & Co., Inc., and is currently Managing Director in the Private Client Services Division in Dallas, Texas.

Ronald D. Gardner, age 62 has served as a Director of the Company since March 2004. Mr. Gardner graduated in 1963 from West Virginia University with a B.S. in Secondary Education. In 1968 Mr. Gardner obtained his M.S. Degree in Science with emphasis on Biochemistry and Physical Science from New Mexico Highlands University. In 1979 he obtained his New Jersey insurance license, real estate license and NASD licenses in Securities Series 6 & 22 and started his own business, Adam/Gardner Corporation. From 1980 to 1987 Mr. Gardner worked as an Independent Agent and Financial Planner, and as a Senior VP/Sales Trainer for securities with the A.L. Williams Company in Atlanta, GA. From 1988 to 1998 Mr. Gardner worked in the telecommunications industry for Comac, Inc. (1988 to 1994), a private telecommunications firm reselling AT&T long distance services, as National Director of Sales & Marketing and the last two years as President; as a consultant (1995) for ACR, Inc. on selling and marketing long distance services, and The Furst Group, Inc. on prepaid calling card services; as President for Logiphone Group, (1996 to 1998) a telco company doing business in the Netherlands; and as an independent sales and marketing consultant (1998 to present) in debit and prepaid calling markets.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2003 fiscal year, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

Item 10.         Executive Compensation.

Mr. Walker and Mr. Jacobson were paid $10,000 and $3,000, respectively, in 2003 for services provided as independent consultants to the Company. Other than as described in the preceding sentence, no compensation was awarded to, earned by or paid to any officer or Director as an employee of the Company by the Company for fiscal year ended December 31, 2003. The Company currently has no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of its Directors, officers or other employees.

The Company anticipates that it will pay employment compensation, including bonuses and benefits, to its officers and Directors in the future.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2004, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
James P. Walker, Jr., President, CEO, Secretary and Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	1,470,625	23.5%
Michael Jacobson, Chairman of the Board and Vice President (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	1,470,625	23.5%
Ronald D. Gardner, Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	588,250	9.4%
Thomas Richardson, CFO, Treasurer and Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	70,800	1.1%
Mark S. Gardner, Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	21,240	0.3%
Robert Schneiderman 843 Persimmon Lane Langhorne, PA 19047	367,656	5.9%
Mid-Continental Securities Corp. 5150 Tamiami Trail N., Ste. 202 Naples, Florida 34103	365,100	5.8%
Frank Pioppi (2) 4 Cliff Avenue Winthrop, MA 02152	388,700	6.2%
All Directors and executive officers (5 persons)	3,621,540	57.9%

______________________________

(1)The person listed is an executive officer and/or director of the Company.
(2) Includes the 365,100 shares of Common Stock owned by Mid-Continental Securities Corp. Frank Pioppi is the Chairman of Mid-Continental Securities Corp., and is deemed by that company to be the beneficial owner of 100% of Mid-Continental's shares in the Company.

Item 12.         Certain Relationships and Related Transactions.

James Walker, President/CEO, Secretary and a Director of the Company, and Michael Jacobson, Vice President and Chairman of the Board of Directors of the Company, have devoted their full time and attention to the BidGive discount certificate business over the last two years. They have also paid certain necessary expenses on our behalf. The expenses paid by Mr. Walker are estimated to be approximately $2,000, and the expenses paid by Mr. Jacobson are estimated to be approximately $9,000. Except for payment of expenses, no member of management has contributed funds to the Company. At present, the Company has not entered into any employment agreements with either Mr. Walker or Mr. Jacobson; however, the Company anticipates entering into such agreements with Mr. Walker and Mr. Jacobson in the future. Mr. Walker and Mr. Jacobson were paid $10,000 and $3,000, respectively, in 2003 for services provided as independent consultants to the Company. Other than as described in the preceding sentence, no officer or employee, including Mr. Walker and Mr. Jacobson, has received or accrued any compensation through fiscal year ended December 31, 2003. A total of 800,000 membership interest units of BidGive Group, LLC were issued to each of Mr. Walker and Mr. Jacobson in proportion to their ownership in BidGive, Inc. On December 4, 2003, the date of the Merger, Mr. Walker was issued 1,470,625 shares of the Company's common stock in exchange for his 800,000 membership interest units in BidGive, and Mr. Jacobson was issued 1,470,625 shares of the Common Stock in exchange for his 800,000 membership interest units in BidGive.

Ron Gardner is a member of the Company's Board of Directors and has provided services to the BidGive discount certificate business during the past two years instrumental in assisting the Company with establishing necessary business relationships to launch operations and pursue the public funding market. As consideration for his services, Mr. Gardner received a total of 320,000 membership interest units in BidGive. On December 4, 2003, upon completion of the Merger, Mr. Gardner's membership interest units were converted into 588,250 shares of Common Stock.

Bob Schneiderman is a member of our advisory board and has provided services to the BidGive discount certificate business during the past two years instrumental in assisting the Company with establishing necessary business relationships to launch operations and pursue the public funding market. As consideration for his services, Mr. Schneiderman received a total of 200,000 membership interest units in BidGive. On December 4, 2003, upon completion of the Merger, Mr. Schneiderman's membership interest units were converted into 367,656 shares of the Common Stock.

During the period from April 2001 through June 2002, Mid-Continental Securities purchased a total of 4,463,750 of our shares for total consideration of $4,464, or $0.001 per share. After completion of the recapitalization done in anticipation of the Merger, the total number of shares owned by Mid-Continental Securities was reduced to 365,000. Frank Pioppi, the Chairman of Mid-Continental Securities, is deemed to be the beneficial owner of the shares owned by Mid-Continental Securities.

Item 13.         Exhibits and Reports on Form 8-K.

        (a)        Exhibits.

2.1         Merger Agreement and Plan of Reorganization, dated October 10, 2003, entered by and among Rolfe Enterprises, Inc., BGG Acquisition Subsidiary, Inc., Mid-Continental Securities Corp., and BidGive Group, LLC (filed as Exhibit 2.1 to the Company's Form 10-QSB filed on November 10, 2003, and incorporated herein by reference).

2.2.         Merger Agreement and Plan of Reorganization, dated March 10, 2004, entered by and between Rolfe Enterprises, Inc. and BidGive International, Inc. (filed as Exhibit 10 to the Company's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.1         Certificate of Incorporation of BidGive International, Inc. (filed as Exhibit 3 to the Company's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.2         Bylaws of BidGive International, Inc. (filed as Exhibit 3 to the Company's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

16.1         Responsive letter from Tim Palmieri, C.P.A. (filed as Exhibit 16.1 to the Company's current report on Form 8-K filed on March 26, 2004, and incorporated herein by reference).

21.1         Subsidiaries of the Company.

31.1         Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

31.2         Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

32.1         Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2         Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

__________

(*) Filed herewith.

        (b)         Reports on Form 8-K.

A report on Form 8-K was filed on December 19, 2003 reporting the consummation of the Merger Agreement and Plan of Reorganization, dated October 10, 2003, entered by and among Rolfe Enterprises, Inc., BGG Acquisition Subsidiary, Inc., Mid-Continental Securities Corp., and BidGive Group, LLC.

A report on Form 8-K/A was filed on December 19, 2003 reporting the consummation of the Merger Agreement and Plan of Reorganization, dated October 10, 2003, entered by and among Rolfe Enterprises, Inc., BGG Acquisition Subsidiary, Inc., Mid-Continental Securities Corp., and BidGive Group, LLC.

Item 14.         Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Tim B. Palmieri, CPA for the fiscal years ended December 31, 2003 and 2002 for professional services rendered for the audit of the Company's annual financial statements, the review of the financial statements included in the Company's Forms 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements totaled $1,750 and $1,750, respectively. The aggregate fees billed by Child, Sullivan and Company for the fiscal years ended December 31, 2003 and 2002 for professional services rendered for the audit of the Company's annual financial statements, the review of the financial statements included in the Company's Forms 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements totaled $1,500 and $1,000, respectively.

Audit-Related Fees. The aggregate fees billed by Tim B. Palmieri, CPA for the fiscal years ended December 31, 2003 and 2002 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not disclosed in the paragraph captioned "Audit Fees" above were $0 and $0, respectively. The aggregate fees billed by Child, Sullivan and Company for the fiscal year ended December 31, 2003 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not disclosed in the paragraph captioned "Audit Fees" above were $0.

Tax Fees. The aggregate fees billed by Tim B. Palmieri, CPA for the fiscal years ended December 31, 2003 and 2002 for professional services rendered for tax compliance, tax advice and tax planning, for the years ended December 31, 2003 and 2002, were $0 and $0, respectively. The aggregate fees billed by Child, Sullivan and Company for the fiscal year ended December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning, for the year ended December 31, 2003 were $0.

All Other Fees. The aggregate fees billed by Tim B. Palmieri for the fiscal years ended December 31, 2003 and 2002 for products and services, other than the services described in the paragraphs captioned "Audit Fees", "Audit-Related Fees", and "Tax Fees" above were $0 and $0, respectively. The aggregate fees billed by Child, Sullivan and Company for the fiscal year ended December 31, 2003 for products and services, other than the services described in the paragraphs captioned "Audit Fees", "Audit-Related Fees", and "Tax Fees" above were $0.

The Board of Directors has established its pre-approval policies and procedures, pursuant to which the Board of Directors approved the foregoing services provided by Tim B. Palmieri, CPA and Child, Sullivan and Company for 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BidGive International, INC.
Dated: April 14, 2004	By: /S/ James P. Walker, Jr. President, Chief Executive Officer and Secretary
By: /s/ Thomas W. Richardson Chief Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James P. Walker, Jr.	President, Chief Executive Officer, Secretary and Director	April 14, 2004
/s/ Michael Jacobson	Chairman of the Board of Directors and Vice President	April 14, 2004

/s/ Thomas W. Richardson	Chief Financial Officer, Treasurer and Director	April 14, 2004

/s/ Mark S. Gardner	Director	April 14, 2004

/s/ Ronald D. Gardner	Director	April 14, 2004

Rolfe Enterprises, Inc.*
(A Development Stage Enterprise)
Financial Statements
for the
Years Ended
December 31, 2003 & 2002

Contents

Independent Auditor's Report

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Changes in Stockholders' Equity (Deficit)

Notes to Financial Statements

* Since the date of the Independent Auditor's Report, Rolfe Enterprises, Inc. was merged with and into BidGive International, Inc., a Delaware corporation and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc. The purpose of this merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation, and to change its name to "BidGive International, Inc." All references to Rolfe Enterprises, Inc. in the attached financial statements refer to BidGive International, Inc. as of the date of this Form 10-KSB.

Child, Sullivan & Company
A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, U T 84037	PHONE: (801) 927-1337 FAX: (801) 927-1344

Independent Auditor's Report

Officers and Directors
Rolfe Enterprises, Inc.

We have audited the balance sheets of Rolfe Enterprises, Inc. (a development stage enterprise) for the years ended December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period from May 6, 1996 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolfe Enterprises, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the period from May 6, 1996 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company currently has cash flow constraints, an accumulated deficit, and has no operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Sullivan and Company
March 16, 2004

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Balance Sheets

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash	$846	$35
Shareholder receivable	-	1,197
TOTAL CURRENT ASSETS	846	1,232
TOTAL ASSETS	$846	$ 1,232
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ -	$ 3,200
TOTAL CURRENT LIABILITIES	-	3,200
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value
20,000,000 shares authorized, 6,225,380 and 465,620 shares issued and outstanding, respectively	6,225	466
Additional paid-in capital	99,886	16,145
Deficit Accumulated during the development stage	(105,265)	(18,579)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	846	(1,968)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 846	$ 1,232

See Notes to Financial Statements.

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Statements of Operations

	For the year ended December 31, 2003	For the year ended December 31, 2002	May 6, 1996 (Date of inception) to December 31, 2003
REVENUES
Sales	$-	$-	$-
EXPENSES
Selling, general, and
administrative expenses	86,686	1,415	105,265
NET LOSS BEFORE TAXES	(86,686)	(1,415)	(105,265)
Income tax expense	-	-	-
TOTAL INCOME (LOSS)	$ (86,686)	$ (1,415)	$ (105,265)
Loss per common share	$(0.10)	$ (0.00)	$0.00
Weighted average common
shares outstanding	894,203	298,611

See Notes to Financial Statements.

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Statements of Cash Flows

	For the year ended December 31, 2003	For the year ended December 31, 2002	May 6, 1996 (Date of inception) to December 31, 2003
OPERATING ACTIVITIES
Net loss	$ (86,686)	$ (1,415)	$ (105,265)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating liabilities and assets
Shareholder receivable	1,197	(1,197)	-
Accounts payable and accrued expenses	(3,200)	1,000	-
Shareholder payable	-	(2,817)	-
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(88,689)	(4,429)	(105,265)
FINANCING ACTIVITIES
Issuance of common stock	89,500	4,464	106,111
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	89,500	4,464	106,111
INCREASE (DECREASE) IN CASH	811	35	846
Cash at beginning of period	35	-	-
CASH AT END OF PERIOD	$846	$35	$846

See Notes to Financial Statements.

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Statements of Changes

in Stockholders' Equity (Deficit)

For the Period from May 6, 1996 (date of inception)

to December 31, 2003

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances at May 6, 1996 (date of inception)	-	$-	$-	$-	$-
Balances at December 31, 1996	-	-	-	-	-

Common stock for cash	41,840	42	7,758	-	7,800
Net loss	-	-	-	(9,189)	(9,189)
Balances at December 31, 1997	41,840	42	7,758	(9,189)	(1,389)

Common stock for cash	2,840	3	3,546	-	3,549
Net loss	-	-	-	(2,680)	(2,680)
Balances at December 31, 1998	44,680	45	11,304	(11,869)	(520)

Common stock for cash	63,840	64	734	-	798
Net loss	-	-	-	(120)	(120)
Balances at December 31, 1999	108,520	109	12,038	(11,989)	158

Net loss	-	-	-	(3,175)	(3,175)
Balances at December 31, 2000	108,520	109	12,038	(15,164)	(3,017)

Net loss	-	-	-	(2,000)	(2,000)
Balances at December 31, 2001	108,520	109	12,038	(17,164)	(5,017)

Common stock for cash	357,100	357	4,107	-	4,464
Net loss	-	-	-	(1,415)	(1,415)
Balances at December 31, 2002	465,620	466	16,145	(18,579)	(1,968)

Common stock for cash	15,160	15	89,485	-	89,500
Common stock in merger	5,744,600	5,744	(5,744)	-	-
Net loss	-	-	-	(86,686)	(86,686)
Balances at December 31, 2003	6,225,380	$6,225	$99,886	$(105,265)	$846

See Notes to Financial Statements.

Rolfe Enterprises, Inc.

(A Development Stage Enterprise)

Notes to Financial Statements continued

December 31, 2003 and 2002

Note 1         Summary of Significant Accounting Policies

The summary of significant accounting policies of Rolfe Enterprises, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Business

The financial statements presented are those of Rolfe Enterprises, Inc., a development stage enterprise. The Company was incorporated under the laws of the state of Florida on May 6, 1996. The Company's activities to date have been primarily directed towards the raising of capital. During January, 2004, subsequent to the reverse merger described below, the Company began operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings.

Business Combination

On October 10, 2003, the Company entered into a Merger Agreement and Plan of Reorganization (the Merger Agreement) with BBG Acquisition Subsidiary, Inc., a Texas Corporation and wholly-owned subsidiary of the Company (the Merger Sub), and BidGive Group, LLC, a Texas limited liability company (BidGive). Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% of membership interest in BidGive immediately prior to the effective time of the merger was converted into 57,446 shares of the Company's $.001 par value common stock. The merger was accounted for as a reverse acquisition. At the effective date of the merger, BidGive had no assets or liabilities.

In October 2003 the Company's board of directors, and stockholders representing a majority of the Company's outstanding common stock, approved a1:2 stock split and a 25:1 reverse split of the Company's issued and outstanding common stock. All per share data in the accompanying financial statements have been adjusted to reflect the stock split and reverse stock split.

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting. The Company recognizes revenues when it receives funds, usually via credit card transactions, as payment for discount certificates. The Company also receives some cash payments from vendors in payment for the advertising and marketing they receive, which is recognized as revenue when received.

Cash and Cash Equivalents

The Company considers all highly liquid sort-term investments with original maturities of three months or less to be cash equivalents. Such cash equivalents generally are part of the Company's cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur. The Company had no cash equivalents in 2003 or 2002.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends.

Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period which includes the enactment date. An allowance against deferred assets is recorded when it is more likely than not that such tax benefits will be realized.

At December 31, 2003 the valuation is equal to the deferred tax asset, so no net deferred tax asset has been reported due to the uncertainty of the Company's ability to use the net operating loss carryovers of $105,265 that may be limited due to changes in ownership, and will expire between December 31, 2022 and 2023.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares and common share equivalents during the periods presented, as long as such equivalents are not antidilutive.

Advertising Costs

Advertising costs (if any) are charged to expense in the period in which they are incurred and advertising communication costs the first time the advertising takes place. There were no advertising expenses for the periods ended December 31, 2003 and 2002.

Note 2         Related Party Transactions

The Company wasowed $1,197 from a shareholder at December 31, 2002. This was settled during 2003.

Note 3        Subsequent Events

The Company began operations as an e-commerce retailer and marketing entity during January 2004. Also during 1994 the Company began the process to change its name to BidGive International, Inc.

Note 4         Going Concern

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2003 and 2002, the Company has incurred accumulated deficits of $105,265 and $18,579, and only had cash of $846 and $35, respectively. Management feels that the reverse merger described above, and the related operations that began shortly after year-end, will provide the Company with sufficient working capital to allow it to continue as a going concern.

EXHIBIT INDEX

2.1         Merger Agreement and Plan of Reorganization, dated October 10, 2003, entered by and among Rolfe Enterprises, Inc., BGG Acquisition Subsidiary, Inc., Mid-Continental Securities Corp., and BidGive Group, LLC (filed as Exhibit 2.1 to the Company's Form 10-QSB filed on November 10, 2003, and incorporated herein by reference).

2.2.         Merger Agreement and Plan of Reorganization, dated March 10, 2004, entered by and between Rolfe Enterprises, Inc. and BidGive International, Inc. (filed as Exhibit 10 to the Company's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.1         Articles of Incorporation (filed as Exhibit 3 to the Company's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.2          Bylaws (filed as Exhibit 3 to the Company's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

16.1         Responsive letter from Tim Palmieri, C.P.A. (filed as Exhibit 16.1 to the Company's current report on Form 8-K filed on March 26, 2004, and incorporated herein by reference).

21.1         Subsidiaries of the Company.*

31.1         Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

31.2         Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

32.1         Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2         Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

__________

(*) Filed herewith.