Form 10QSB
period 2004-03-31
BIDGIVE INTERNATIONAL INC
filed 2004-05-17
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission File Number: 0-49999

BIDGIVE INTERNATIONAL, INC.

(Exact name of small business as specified in its charter)

Delaware	13-4025362
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3229 Wentwood Dr., Suite 200 Dallas, Texas 75225
(Address of principal executive offices)

(972) 943-4185

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock on May 17, 2004: 6,257,780

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

BIDGIVE INTERNATIONAL, INC.

Part I--FINANCIAL INFORMATION

Item 1. Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash	$ 11,378	$ 846

TOTAL CURRENT ASSETS	11,378	846

TOTAL ASSETS	$ 11,378	$ 846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 55,508	$ 43,851

TOTAL CURRENT LIABILITIES	55,508	43,851

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value
20,000,000 shares authorized, 6,257,780 and
6,225,380 shares issued and outstanding, respectively	6,258	6,225
Additional paid-in capital	145,353	99,886
Accumulated Deficit	(195,741)	(149,116)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(44,130)	(43,005)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 11,378	$ 846
See Notes to Condensed Consolidated Financial Statements.

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2004	For the three months ended March 31, 2003

REVENUES

Sales	$ 846	-

EXPENSES
Selling, general, and administrative expenses	47,471	714
NET LOSS BEFORE TAXES	(46,625)	(714)
Income tax expense	-	-

TOTAL INCOME (LOSS)	$ (46,625)	$ (714)
Loss per common share	$ (0.01)	$ (0.00)
Weighted average common shares outstanding	6,246,357	5,820,250

See notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2004	For the three months ended March 31, 2003

OPERATING ACTIVITIES

Net loss	$ (46,625)	$ (714)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets

Shareholder receivable	-	465
Accounts payable and accrued expenses	11,657	250

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(34,968)	1

FINANCING ACTIVITIES

Issuance of common stock	45,500	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	45,500	-

INCREASE (DECREASE) IN CASH	10,532	1

Cash at beginning of period	846	35

CASH AT END OF PERIOD	$ 11,378	$ 36

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's 2003 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The financial statements presented are those of BidGive International, Inc. as of March 31, 2004. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company's name and state of domicile.

Business Combination

On October 10, 2003, the Company and BBG Acquisition Subsidiary, Inc., a Texas corporation and wholly-owned subsidiary of the Company (the "Merger Sub"), entered into a Merger Agreement and Plan of Reorganization (the "Merger Agreement") with BidGive Group, LLC, a Texas limited liability company ("BidGive"). Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% of membership interest in BidGive immediately prior to the effective time of the merger was converted into 57,446 shares of the Company's $.001 par value common stock. The merger was accounted for as a reverse acquisition. At the effective date of the merger, BidGive had no assets or liabilities.

In October 2003, the Company's board of directors, and stockholders representing a majority of the Company's outstanding common stock, approved a 2:1 stock split and a 1:25 reverse split of the Company's issued and outstanding common stock. All per share data in the accompanying financial statements have been adjusted to reflect the stock split and reverse stock split.

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

Item 2.        Management's Discussion and Analysis or Plan of Operation.

       The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes.

SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements. These statements relate to future events or our future financial performance. You should exercise extreme caution with respect to all forward-looking statements contained in this Form 10-QSB. Specifically, the following statements are forward-looking:

o       statements regarding our overall strategy including, without limitation, our intended markets, service offerings and our expected liquidity and capital resources;

o        statements regarding the plans and objectives of our management for future operations, expectations for sales and marketing and the size and nature of the costs we expect to incur and the people and services we may employ;

o       statements regarding anticipated trends in our business;

o       statements regarding regulations that may affect us;

o       statements regarding our competition and our ability to compete with third parties;

o       any statements using the words "anticipate," "believe," "estimate," "expect," "intend," "may," "will," "should," "would," "expect," "plan," "predict," "potential," "continue" and similar words; and

o       any statements other than historical fact.

        Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-QSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-QSB.

Background

       BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) ("we" or the "Company") was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. On April 12, 2004, Rolfe Enterprises, Inc. was merged (the "Reincorporation Merger") with and into the Company, a Delaware corporation and prior to such date a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the Company surviving the Reincorporation Merger. The purpose of the Reincorporation Merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to "BidGive International, Inc."

       On December 4, 2003, we acquired all of the business and assets of BidGive Group, LLC ("BidGive") through the merger (the "Acquisition Merger") of BidGive with and into a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the subsidiary as the surviving corporation. The assets which we acquired in the Acquisition Merger consist of a development stage discount certificate business, the related website, and related proprietary technology. We intend to use the assets we acquired in the Acquisition Merger to further develop operations of an e-commerce website through which we will offer and sell discount shopping, dining and travel certificates, and numerous other products and services as opportunities arise.

       Our revenues were $846 for the three months ended March 31, 2004 (unaudited). We derive our revenues from the sale of discount retail, dining and travel certificates and discount local and long distance services.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

       Revenues. Our revenues increased to $846 during the three months ended March 31, 2004 from $0 during the three months ended March 31, 2003. The increase in revenue from 2003 was due to the commencement of the Company's operations.

       Selling, general and administrative expenses. Our selling, general and administrative expenses increased $46,757 or 6,548.6% to $47,471 during the three months ended March 31, 2004 from $714 during the three months ended March 31, 2003. The increase was primarily due to costs associated with the Reincorporation Merger, legal and accounting fees, and independent contractor fees.

       Net loss. The net loss was $46,625 during the three months ended March 31, 2004 compared to a net loss of $714 during the three months ended March 31, 2003. The increase was primarily due to costs associated with the Reincorporation Merger, legal and accounting fees, and independent contractor fees.

       Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $11,407 or 4,562.8% to $11,657 during the three months ended March 31, 2004 from $250 during the three months ended March 31, 2003. The increase consisted almost entirely of professional fees, primarily to attorneys, related to the merger and registration processes. The Company intends to settle these liabilities with proceeds from its proposed public offering.

Liquidity and Capital Resources

       For the three months ended March 31, 2004, the Company's consolidated balance sheet reflects current and total assets of $11,378 in comparison to $846 for the twelve months ended December 31, 2003, and current liabilities of $55,508 in comparison to $43,851 for the twelve months ended December 31, 2003. This sum is anticipated to satisfy the Company's cash requirements until June 2004. On February 2, 2004, the Company commenced revenue generating business and marketing operations by opening its first market in the Palm Beach/Boca Raton, Florida area.

       The Company does not presently have adequate cash or sources of financing to meet either its short-term or long-term capital needs. The Company has not currently identified any sources of available working capital, other than the possible receipt of proceeds from its proposed public offering and revenues generated by ongoing operations. The Company may not receive any significant amount of proceeds from either the proposed public offering or cash flow from operations. The Company may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to it. If the Company does not receive significant proceeds from the proposed public offering and is unable to raise additional capital from other sources, it will be required to limit its operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail its expansion plans to the extent they can be financed with ongoing operations, proceeds provided by joint venture partners, and debt financing.

Plan of Operations

       We commenced opening in three markets (cities/geographic areas) in the first quarter of fiscal year 2004 in Palm Beach/Boca Raton, Florida, Newark, New Jersey, and Toronto, Canada (BidGive Canada). The steps required to open a market include obtaining the advertising rate from the participating media, hiring and training sales representatives, acquiring vendor and merchant participation and signed marketing participation agreements, receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates, obtaining ad approval from the media, adding the merchants to the BidGive website, and then marketing the program in the area when the advertisement appears. We currently anticipate that approximately 75-90 days will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in that area.

       The Company currently plans to establish up to nine additional markets during the remainder of fiscal year 2004 to the extent it has the capital available to do so. The additional markets are currently expected to include Dallas, Long Island, Philadelphia, Boston, Los Angeles, Connecticut, Chicago, Atlanta, and Houston. We are currently in the process of preparing to commence opening markets in Long Island, New York and Philadelphia, Pennsylvania through joint venture partners and independent sales contractors as well as re-launching our dining certificate program in Dallas, Texas with the additional inclusion of shopping certificates. The expected source of financing for these additional markets include joint venture partners, cash flow from operations, and from the proposed public offering.

       Prior to the date of this Form 10-QSB, we have used funds provided by management and by private investors to pay for operations. If no significant amount of capital is raised in the Company's proposed public offering, we will curtail our opening/launching of new cities until each city we have previously opened is self-sustaining. The initial cities of Palm Beach/Boca Raton, Newark, Toronto, Long Island, Philadelphia and Dallas are being opened at nominal out-of-pocket cost to the Company by using joint venture partners who are funding these initial launches in return for a minority share of the revenues and profits and/or stock in the Company. We intend to allocate a portion of the net proceeds of the proposed offering to launching operations in additional cities. We currently anticipate hiring two additional full time employees in 2004 in the areas of marketing and operations to the extent necessary to support expanded business operations.

Events Subsequent to March 31, 2004

On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into the Company, a Delaware corporation and prior to such date a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the Company surviving the Reincorporation Merger. The purpose of the Reincorporation Merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to "BidGive International, Inc." Pursuant to the Reincorporation Plan, each outstanding share of Rolfe Enterprises, Inc.'s common stock as of the effective time of the Reincorporation Merger was converted into one share of the Company's common stock, par value $.001 (the "Common Stock"), and the Company agreed to assume the payment of all liabilities of Rolfe Enterprises, Inc. Holders of a majority of the issued and outstanding Rolfe Enterprises, Inc. common stock approved the Reincorporation Merger and the Reincorporation Plan through action taken by consent and without a meeting, as authorized by Section 607.0704 of the Florida Business Corporation Act. A copy of the Reincorporation Plan is incorporated by reference into this report as Exhibit 2.2.

Off-Balance Sheet Arrangements

       During the three months ended March 31, 2004, the Company had no off balance sheet arrangements.

Item 3.        Controls and Procedures

       As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

       During the three months ended March 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.        Legal Proceedings

None.

Item 2.        Changes in Securities and Company Purchases of Equity Securities

During the three months ended March 31, 2004, we issued 32,400 shares of Common Stock for a total of $40,500. All of the securities were offered and sold through the officers and directors of the Company in reliance upon exemptions from registration either under Section 4(2) of the Securities Act or under Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder. All such transactions were private offerings made without general solicitation. Purchasers signed a subscription agreement acknowledging that they were purchasing shares for their own account and acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption is available. In addition, a restrictive legend was placed on all share certificates representing the shares.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.        Exhibits and Reports on Form 8-K

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

21.1        Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's annual report on Form 10-QSB filed on April 14, 2004, and incorporated herein by reference).

31.1        Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

31.2        Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

32.1       Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2        Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*
_____________________
       (*)       Filed herewith.

(b)       Reports on Form 8-K.

       On March 26, 2004, the Company filed a current report on Form 8-K to report the dismissal of Tim B. Palmieri, C.P.A. as the Company's independent auditor and the appointment of Child, Sullivan & Company as independent auditors of the Company for the period ending December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDGIVE INTERNATIONAL, INC.
Dated: May 17, 2004	By: /s/ James P. Walker, Jr.________ James P. Walker, Jr., President and Chief Executive Officer
Dated: May 17, 2004	By: /s/ Thomas W. Richardson______ Thomas W. Richardson, Chief Financial Officer

INDEX TO EXHIBITS

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

21.1        Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's annual report on Form 10-QSB filed on April 14, 2004, and incorporated herein by reference).

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
_____________________
       (*)       Filed herewith.