Form 10KSB/A
period 2003-12-31
BIDGIVE INTERNATIONAL INC
filed 2004-05-28
CIK 1111473

As filed with the Securities and Exchange Commission on May 28, 2004.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________________

FORM 10-KSB/A

Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0

The number of shares outstanding of registrant's common stock, $.001 par value per share, as of March 31, 2004, was 6,268,810 shares.

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

At March 31, 2004, we had 6,268,810 shares of Common Stock outstanding and had approximately 133 stockholders of record.

We have never declared any cash dividends on our Common Stock, and do not anticipate declaring dividends in the foreseeable future.

The Company currently has no securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share	Aggregate Purchase Price
Shai Rappaport	March 2, 2004	4,000 shares[1]	$1.25	$5,000
Saleem Lakdawala	February 10, 2004	2,000 shares[1]	$1.25	$2,500
Jack Weiner	February 6, 2004	12,000 shares[1]	$1.25	$15,000
John Peiser	February 3, 2004	8,000 shares[1]	$1.25	$10,000
Joseph Pioppi	January 22, 2004	2,000 shares[1]	$1.25	$3,000
PGI, Inc.	January 20, 2004	2,000 shares[1]	$1.25	$2,500
Frank Pioppi	January 9, 2004	2,000 shares[1]	$1.25	$2,500
Neil Berwish	December 5, 2003	5000 shares[1]	$1.25	$6,250
Phil Berwish	December 5, 2003	5000 shares[1]	$1.25[4]	$6,250
David Peterson	December 5, 2003	5000 shares[1]	$1.25[4]	$6,250
BidGive, Inc.	October 2, 2003	3,094,009 units[2]	Assets	N/A
Ali Tekbali	September 30, 2003	30,000 units[2]	$1.25	$37,500
Les Maund	September 30, 2003	20,000 units[2]	$1.25[4]	$25,000
Natalie Retamar	September 29, 2003	4,000 units[2]	$1.25	$5,000
Terry Byer	September 29, 2003	8,000 units[2]	$1.25	$10,000
PGI, Inc.	September 16, 2003	1,600 units[2]	$1.25	$2,000
Robert Schneiderman	August 14, 2003	6,000 units[2]	$1.25	$7,500
PGI, Inc.	August 13, 2003	8,000 units[2]	$1.25	$10,000
Peter & Julie Andreesen	June 3, 2003	50,000 units[2]	$0.50	$25,000
Peter & Lisa Luthringer	November 11, 2002	2,000 shares[3]	$0.50	$1,000
Mid-Continental Securities Corp.	June 25, 2002	2,000,000 shares[3]	$0.001	$2,000
Mid-Continental Securities Corp.	June 17, 2002	770,000 shares[3]	$0.001	$770
Mid-Continental Securities Corp.	January 8, 2002	150,000 shares[3]	$0.001	$150
Mid-Continental Securities Corp.	December 21, 2001	250,000 shares[3]	$0.001	$250
Mid-Continental Securities Corp.	December 19, 2001	500,000 shares[3]	$0.001	$500
Mid-Continental Securities Corp.	July 24, 2001	408,750 shares[3]	$0.001	$408.75
Mid-Continental Securities Corp.	April 18, 2001	385,000 shares[3]	$0.001	$385

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

Liquidity and Capital Resources

For the twelve months ended December 31, 2003, the Company's consolidated balance sheet, which reflects the effect of the Merger, reflects current and total assets of $846 in comparison to $1,232 for the twelve months ended December 31, 2002, and current liabilities of $43,851 in comparison to $3,200 for the twelve months ended December 31, 2002. On February 2, 2004, the Company commenced revenue generating business and marketing operations by opening its first market in the Palm Beach/Boca Raton, Florida area. As of March 31, 2004, the Company has current working capital, not including revenue and cash generated from ongoing operations, of approximately $20,000. This sum is anticipated to satisfy the Company's cash requirements until June 2004.

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

Results of Operations

We launched our operations and commenced revenue generating business and marketing operations with the opening of its first market in the Palm Beach/Boca Raton, Florida area on February 2, 2004. To date, we have generated only nominal revenues. The $130,537 in expenses incurred by the Company for the fiscal year ended December 31, 2003 consisted primarily of costs associated with the Merger, legal and accounting fees, and independent contractor fees.

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

We currently plan to open three markets (cities/geographic areas) in the first and second quarters of fiscal year 2004, funded by its joint venture partners. The first three markets are expected to be in Palm Beach/Boca Raton, Florida; Newark, New Jersey; and Toronto, Canada (BidGive Canada). The steps required to open a market include obtaining the advertising rate from the participating media, hiring and training sales representatives, acquiring vendor and merchant participation and signed marketing participation agreements, receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates, obtaining ad approval from the media, adding the merchants to the BidGive website, and then marketing the program in the area when the advertisement appears. We currently anticipate that approximately 75-90 days will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in that area.

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2004, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
James P. Walker, Jr., President, CEO, Secretary and Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	1,470,625	23.5%
Michael Jacobson, Chairman of the Board and Vice President (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	1,470,625	23.5%
Ronald D. Gardner, Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	588,250	9.4%
Thomas Richardson, CFO, Treasurer and Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	73,531	1.2%
Mark S. Gardner, Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	21,240	0.3%
Robert Schneiderman 843 Persimmon Lane Langhorne, PA 19047	378,686	6.0%
Mid-Continental Securities Corp. 5150 Tamiami Trail N., Ste. 202 Naples, Florida 34103	365,100	5.8%
Frank Pioppi (2) 4 Cliff Avenue Winthrop, MA 02152	388,700	6.2%
All Directors and executive officers (5 persons)	3,624,271	57.8%

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

Bob Schneiderman is a member of our advisory board and has provided services to the BidGive discount certificate business during the past two years instrumental in assisting the Company with establishing necessary business relationships to launch operations and pursue the public funding market. As consideration for his services, Mr. Schneiderman received a total of 200,000 membership interest units in BidGive. Mr. Schneiderman also purchased 6,000 membership interest units in BidGive on August 14, 2003. On December 4, 2003, upon completion of the Merger, Mr. Schneiderman's membership interest units were converted into 378,686 shares of the Common Stock.

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

21.1         Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's annual report on Form 10-KSB filed on April 14, 2004, and incorporated herein by reference).

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

BidGive International, INC.

By: /S/ James P. Walker, Jr.
                                      President, Chief Executive Officer and Secretary

Dated: May 28, 2004

Rolfe Enterprises, Inc.*
(A Development Stage Enterprise)
Financial Statements
for the
Years Ended
December 31, 2003 & 2002

Contents

Independent Auditor's Report

Balance Sheets (Restated)

Statements of Operations (Restated)

Statements of Cash Flows (Restated)

Statements of Changes in Stockholders' Equity (Deficit) (Restated)

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

Independent Auditor's Report

Officers and Directors
Rolfe Enterprises, Inc.

We have audited the restated balance sheets of Rolfe Enterprises, Inc. (a development stage enterprise) for the years ended December 31, 2003 and 2002, and the related restated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period from May 6, 1996 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of Rolfe Enterprises, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the period from May 6, 1996 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the restated financial statements, the Company currently has cash flow constraints, an accumulated deficit, and has no operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The restated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Sullivan and Company
May 21, 2004

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Balance Sheets

(Restated)

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash	$846	$35
Shareholder receivable	-	1,197
TOTAL CURRENT ASSETS	846	1,232
TOTAL ASSETS	$846	$ 1,232
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,851	$ 3,200
TOTAL CURRENT LIABILITIES	43,851	3,200
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value
20,000,000 shares authorized, 6,225,380 and 465,620 shares issued and outstanding, respectively	6,225	466
Additional paid-in capital	99,886	16,145
Deficit Accumulated during the development stage	(149,116)	(18,579)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	43,005	(1,968)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 846	$ 1,232

See Notes to Financial Statements.

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Statements of Operations

(Restated)

	For the year ended December 31, 2003	For the year ended December 31, 2002	May 6, 1996 (Date of inception) to December 31, 2003
REVENUES
Sales	$-	$-	$-
EXPENSES
Selling, general, and
administrative expenses	130,537	1,415	149,116
NET LOSS BEFORE TAXES	(130,537)	(1,415)	(149,116)
Income tax expense	-	-	-
TOTAL INCOME (LOSS)	$ (130,537)	$ (1,415)	$ (149,116)
Loss per common share	$(0.15)	$ (0.00)
Weighted average common
shares outstanding	894,203	298,611

See Notes to Financial Statements.

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Statements of Cash Flows

(Restated)

	For the year ended December 31, 2003	For the year ended December 31, 2002	May 6, 1996 (Date of inception) to December 31, 2003
OPERATING ACTIVITIES
Net loss	$ (130,537)	$ (1,415)	$ (149,116)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating liabilities and assets
Shareholder receivable	1,197	(1,197)	-
Accounts payable and accrued expenses	(40,651)	1,000	43,851
Shareholder payable	-	(2,817)	-
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(88,689)	(4,429)	(105,265)
FINANCING ACTIVITIES
Issuance of common stock	89,500	4,464	106,111
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	89,500	4,464	106,111
INCREASE (DECREASE) IN CASH	811	35	846
Cash at beginning of period	35	-	-
CASH AT END OF PERIOD	$846	$35	$846

See Notes to Financial Statements.

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Statements of Changes

in Stockholders' Equity (Deficit)

For the Period from May 6, 1996 (date of inception)

to December 31, 2003

(Restated)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances at May 6, 1996 (date of inception)	-	$-	$-	$-	$-
Balances at December 31, 1996	-	-	-	-	-

Common stock for cash	41,840	42	7,758	-	7,800
Net loss	-	-	-	(9,189)	(9,189)
Balances at December 31, 1997	41,840	42	7,758	(9,189)	(1,389)

Common stock for cash	2,840	3	3,546	-	3,549
Net loss	-	-	-	(2,680)	(2,680)
Balances at December 31, 1998	44,680	45	11,304	(11,869)	(520)

Common stock for cash	63,840	64	734	-	798
Net loss	-	-	-	(120)	(120)
Balances at December 31, 1999	108,520	109	12,038	(11,989)	158

Net loss	-	-	-	(3,175)	(3,175)
Balances at December 31, 2000	108,520	109	12,038	(15,164)	(3,017)

Net loss	-	-	-	(2,000)	(2,000)
Balances at December 31, 2001	108,520	109	12,038	(17,164)	(5,017)

Common stock for cash	357,100	357	4,107	-	4,464
Net loss	-	-	-	(1,415)	(1,415)
Balances at December 31, 2002	465,620	466	16,145	(18,579)	(1,968)

Common stock for cash	15,160	15	89,485	-	89,500
Common stock in merger	5,744,600	5,744	(5,744)	-	-
Net loss	-	-	-	(130,537)	(130,537)
Balances at December 31, 2003	6,225,380	$6,225	$99,886	$(149,116)	$(43,005)

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

At December 31, 2003 the valuation is equal to the deferred tax asset, so no net deferred tax asset has been reported due to the uncertainty of the Company's ability to use the net operating loss carryovers of $149,116 that may be limited due to changes in ownership, and will expire between December 31, 2022 and 2023.

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

Note 4         Going Concern

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2003 and 2002, the Company has incurred accumulated deficits of $149,116 and $18,579, and only had cash of $846 and $35, respectively. Management feels that the reverse merger described above, and the related operations that began shortly after year-end, will provide the Company with sufficient working capital to allow it to continue as a going concern.

Note 5         Restatement of Previously Issued Audited Financial Statements

Subsequent to issuance of the financial statements and filing of the 10-KSB, management of the Company reclassified additional accounts payable to the Company's law firm for services related to the Merger and subsequent regulatory filings. As a result, it has restated the audited financial statements for the period ended December 31, 2003.

The following tables set forth the effects of the restatement adjustments:

	Period Ended December 31, 2003
	Originally Reported	(Restated)	Change
Statement of Operations

Total Income (Loss)	$(86,686)	$(130,537)	$(43,851)

Balance Sheet

Assets	$846	$846	$-

Liabilities	$-	$43,851	$43,851

Stockholders' Equity (Deficit)
Common stock, $.001 par value
20,000,000 shares authorized, 6,225,380 shares issued and outstanding	6,225	6,225	-
Additional paid-in capital	99,886	99,886	-
Deficit accumulated during the development stage	(105,265)	(149,116)	(43,851)
Total Stockholders' Equity (Deficit)	846	(43,005)	(43,851)

Total Liabilities and Stockholders' Equity (Deficit)	$846	$846	$-

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

21.1         Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's annual report on Form 10-KSB filed on April 14, 2004, and incorporated herein by reference).

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