Form 10KSB/A
period 2003-12-31
BIDGIVE INTERNATIONAL INC
filed 2004-08-12
CIK 1111473

As filed with the Securities and Exchange Commission on August 12, 2004.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________________

FORM 10-KSB/A

(Amendment No. 2)

{ X } ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003.

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

Commission file number: 0-49999

BidGive International, Inc.

(Name of small business issuer in its charter)

Delaware	42-1617630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

•

statements regarding our overall strategy including, without limitation, our intended markets, service offerings and our expected liquidity and capital resources;

•

statements regarding the plans and objectives of our management for future operations, expectations for sales and marketing and the size and nature of the costs we expect to incur and the people and services we may employ;

•

statements regarding anticipated trends in our business;

•

statements regarding regulations that may affect us;

•

statements regarding our competition and our ability to compete with third parties;

•

any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “should,” “would,” “expect,” “plan,” “predict,” “potential,” “continue” and similar words; and

•

any statements other than historical fact.

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

PART I

Item 1.

Description of Business

Background

BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) (“we,” “us,” “our,” or  “BidGive International”), was originally incorporated as Rolfe Enterprises, Inc., under the laws of the State of Florida on May 6,1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Exchange Act by filing a registration statement on Form 10SB on September 12, 2002. On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into BidGive International, a Delaware corporation formed on such date and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger. The purpose of the reincorporation merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

Pursuant to a merger agreement and plan of reorganization dated October 10, 2003 (the “merger agreement”), entered into by and among Rolfe Enterprises, Inc. (BidGive International’s predecessor), BGG Acquisition Subsidiary, Inc., our wholly-owned subsidiary (the “Merger Sub”), Mid-Continental Securities Corp. (our largest stockholder on the date the merger agreement was executed), and BidGive Group, LLC, effective as of December 4, 2003, BidGive Group, LLC was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% membership interest in BidGive Group, LLC which was issued and outstanding immediately prior to the effective time of the merger was converted into 57,446 shares of our common stock. As a result of the merger, the former members of BidGive Group, LLC became the holders of 92.5% of our issued and outstanding common stock effective as of December 4, 2003. BidGive Group, LLC was a start-up transitional company formed on May 28, 2003 to acquire certain assets from a developmental, non-operating company named BidGive, Inc. Neither Rolfe Enterprises, Inc. nor BidGive Group, LLC, BidGive International’s two predecessors, has ever been subject to any bankruptcy, receivership or similar proceedings.

In anticipation of completion of the merger transaction with BidGive Group, LLC, we completed a recapitalization of our common stock, par value $.001. Prior to the recapitalization, we had a total of 5,822,250 shares of common stock issued and outstanding. As part of the recapitalization, we first completed a 2:1 forward stock division that increased our issued and outstanding common stock to 11,644,500 shares, and simultaneously increased our authorized common stock from 10,000,000 to 20,000,000 shares, par value $.0005. After completion of the forward division and the increase in the number of authorized shares of common stock, we completed a 1:25 reverse stock split which reduced the number of issued and outstanding shares of common stock from 11,644,500 to 465,780, and also increased the par value per share of common stock back to $.001, but did not reduce the number of authorized shares of common stock.

Following completion of the merger, the former members of BidGive Group, LLC owned a total of 5,744,600 shares of common stock, or 92.5% of our issued and outstanding common stock, and our former stockholders owned a total of 465,780 shares of common stock, or 7.5% of our issued and outstanding common stock.

Development of Business of BidGive Group, LLC

BidGive Group, LLC was a start-up transitional company that acquired certain assets from a developmental, non-operating company named BidGive, Inc. related to its discount certificate business. The assets acquired consisted of the discount certificate business operations under development, the “BidGive” name and slogans, and a non-operating website (http://www.bidgive.com).

BidGive Group, LLC expanded and refined the discount certificate business, adding an advertising and marketing element for certificate acquisition, an entire new program of retail shopping certificates, geographical expansion, toll-free number certificate purchasing and certificate validation, back-end data access for merchant certificate validation and not-for-profit contribution auditing, sales and marketing joint venture programs, and the filing of a provisional patent on the revised and enlarged business methods and processes.

Principal Products and Services

Our initial products are discount retail, dining and travel certificates/credits, and discount local and long distance telephone service, where every purchase supports the not-for-profit of the purchaser’s choosing by donating a portion of the net proceeds from the transaction. For example, a purchaser could buy one of our $50.00 retail or dining certificates for the price of $35.00 with a portion of the proceeds going to the purchaser’s charity of choice. The certificate/credit is from a local or national merchant or fine restaurant that does not ordinarily give discounts, but does so with us because the charitable support element makes them good corporate citizens as well as increases traffic to their establishment. The purchaser gets a good deal and supports a good cause, the charity receives proceeds that they would not otherwise receive and for little cost or effort on its part, and the vendors receive advertising exposure and increased sales and traffic to their establishments while being good citizens and without having to choose just one charitable cause which some percentage of their customers might choose not to support.

We have acquired written contracts with various restaurants and retail merchants desiring to participate in the BidGive programs to offer and sell dining and shopping certificates in Palm Beach/Boca Raton, Florida, and are continuing to seek contracts with additional merchants.  We have also begun the process of acquiring similar written contracts in Newark, New Jersey; Long Island, New York; Philadelphia, Pennsylvania; and Toronto, Canada, utilizing independent sales contractors and joint venture partners, although we are not yet offering dining and shopping certificates for sale in these markets. Copies of the form dining and retail written agreements are filed herewith as Exhibits 10.4 and 10.5, respectively. Generally, the terms of the written agreements require us to market the discounts provided by the vendors, and require the vendors to agree to provide the negotiated discounts, accept BidGive certificates/credits submitted by purchasers, and participate in marketing efforts. We hold the discounts and certificates as inventory in the sense that the written agreements provide for a specified number of certificates per each advertisement a vendor participates in or a standard discount given to BidGive debit cardholders, as maintained on our website by our inventory control software. The discounts and certificates will not be sold on a consignment basis.

We also have written agreements with Coventry Travel, a travel industry consolidator, to offer travel related services, and with VarTec Telecom/Excel Communications (“VarTec”) to provide local, long distance, and wireless telephone service. Copies of the written agreements with Coventry Travel and with VarTec are filed herewith as Exhibits 10.6 and 10.7, respectively. Coventry Travel provides all travel fulfillment services in exchange for 20% of the $50 travel voucher cost when voucher purchasers contact Coventry Travel through our toll-free number. VarTec provides all telephone subscription services and pays us a sliding-scale royalty when BidGive members contact VarTec through our linked websites.

Our joint venture partner in Palm Beach/Boca Raton, Florida is Ms. Terry Byer.  Our joint venture partner in Newark, New Jersey and Long Island, New York is Professional Greetings, Inc.  Our joint venture partner in Toronto, Canada is Mr. Leonard Pearl.  The material terms of our agreement with each of the venture partners are nearly identical: they act as our local agents in recruiting and managing independent sales contractors and acquiring merchants and local charities to participate in our programs, and they pay for the initial advertisement in their local paper or other media to launch operations in the area, in exchange for compensation in the form of either shares of our common stock or a percentage of the net revenues generated through their locations, or a combination of both stock and revenue sharing—Ms. Byer in Florida will receive 10,000 shares of our common stock but no revenue sharing; Professional Greetings, Inc. in the Northeast area will receive 50% of the net profits generated by the operations in the Northeast area with a monthly advance against commissions after the completion of this public offering; and Mr. Pearl in Canada will receive 35,000 shares of our common stock and 50% of the net profits generated in Canada up to a maximum of $9,000 per month.  Further, as part of each agreement, if the individual joint venture was established on a revenue sharing basis, we have the right at our option to purchase the joint venture partners’ interests in the operations in exchange for shares of our common stock. Copies of the agreements we have with each joint venture partner are filed herewith as Exhibits 10.1, 10.2 and 10.3. Ronald Gardner with joint venture partner Professional Greetings, Inc. (“PGI”) is also a director of BidGive International, and both Mr. Gardner, individually, and PGI hold shares of our common stock.

In general, our business model is based on the following steps: we purchase advertising space in publications (such as local newspapers) and other media (such as billboards), subdivide the ad space and sell smaller ad space to select merchants in association with our total marketing program. We also offer the merchants the opportunity to provide slightly reduced (3-20%) but constant discounts through our branded BidGive debit card affinity program.  We receive revenue from retail and dining advertisers in the form of cash and discount certificates when advertisers participate in our marketing programs, and from customers in the form of cash (credit/debit card charges) when customers purchase the discount retail and dining certificates through our website or toll-free telephone number, or use their BidGive debit card with the affinity purchasing program. We receive revenue in the form of cash (credit/debit card charges) when customers purchase travel vouchers, which give them access to savings on travel through our contract with Coventry Travel, and we receive revenue in the form of a monthly cash royalty from VarTec for each BidGive customer that signs up for telecom services through us. Our standard discount for retail and dining certificates is 30%, and in conjunction with each purchase we agree to pay a royalty (generally 5%) to the purchaser’s charity of choice.  The constant discount under the affinity debit card program ranges from 3% to 20% depending upon the merchant, with royalties (divided between us and the purchaser’s charity of choice) ranging from 1% to 5% depending upon the discount provided to the purchaser. Under our business model of using venture partners and independent contractors to open markets, the addition of future markets should only require nominal resources of our time and money.

Description of Industry

The online commerce market is new, rapidly evolving and growing, and competitive. We expect significant competition because barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost; however, the threat of patent enforcement litigation relating to our proprietary, patent-pending business model, in addition to the funding and effort required to reach critical mass, should help to protect our competitive position within our industry. There are numerous companies and websites through which discount certificates may be purchased on various terms, some of which will compete on some level with us, but none of which, to the best of our knowledge, bring all the elements together as we do—the “elements” being a discount to the purchaser with a royalty paid to the not-for-profit and advertising and increased traffic and sales to the merchant. Although we will seek to establish a unique niche for our business and protect our business model patent, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we currently have available.

Marketing and Distribution Strategies

Our marketing is divided into four areas. First, is the marketing of our program to retail merchants, service providers and restaurants. The purpose of this marketing is to acquire credits from the providers, and generally a cash payment, in exchange for inclusion in our marketing program to the public.

In the second marketing phase, the credits received from the providers are then marketed through newspaper and magazine advertising and our website to the general public at a discount of 30% as BidGive Charity Shopping Certificates, BidGive Charity Dining Certificates, and BidGive Charity Travel Vouchers. The advertising includes the logos of some of the benefiting not-for-profit organizations that receive a royalty of 5% of a purchaser’s transaction under the Retail, Dining, and Travel Programs; the royalty under the Telecom Program is on a sliding scale from 2% to 10% depending upon the number of customers participating. Participating not-for-profits are given a communications kit that provides information about the programs which they can disseminate to their supporters and staff.

In the third marketing phase it is anticipated that we or a participating not-for-profit will contact the major corporate supporters of the not-for-profit organization and requests that they notify their employees of the opportunity to save money on purchases while also supporting the organization. We will provide the corporate supporter with a communications kit which explains the opportunity to the employees and includes several methods of communicating the message to such employees.

The fourth area of marketing is expected to involve the bulk sale of certificates by us or an independent contractor sales force to companies that may use them as employee or customer gifts, or to reduce their cost of entertaining or purchasing.

We have started and are actively pursuing the first three marketing phases above in Palm Beach/Boca Raton, Florida; and have begun implementing the marketing phases in Newark, New Jersey; Long Island, New York; Philadelphia, Pennsylvania; and Toronto, Canada through our joint venture partners using independent sales contractors paid on a commission basis to obtain retail and dining vendor participation and the signed marketing agreements, while at the same time our employees approach the participating not-for-profits and their major corporate supporters to increase awareness of the BidGive opportunity among their members. We are developing the business on a city-by-city basis using joint venture partners and independent contractors to secure the participating vendors in order to avoid the need to pay for a large sales force in advance of sales, or significantly expand our infrastructure in advance of anticipated sales. Generally, the independent sales contractors will be paid commissions as follows: (i) $100 of the first month’s cash received by us from Retail and Dining program fees; (ii) 50% of the subsequent monthly Retail and Dining program fees paid to us by each merchant; and (iii) a 7% commission on add-on advertising (i.e., newsprint, billboard, radio, cable, etc.) and a 7% commission on all dining and restaurant certificate sales. Once a market is selected and the volume of vendors that the independent sales contractor(s) produce can be predicted with reasonable certainty, we will have opportunity to determine if our computer hosting, call center or staff capabilities will need to be enhanced. The sale of BidGive certificates to the public usually begins 45-60 days after vendor acquisition. We are currently selling retail and dining certificates on our website and through our toll-free number covering merchants in the Palm Beach/Boca Raton, Florida area. We are also offering travel vouchers and telecom services nationwide through our website.

We will market our business to merchants by promoting the concept that they will receive additional exposure, community goodwill, and increased traffic and sales through association with the participating not-for-profits and the promotional campaigns they conduct.

There are two ways for a customer to purchase a BidGive certificate. The customer can go to our website to register and purchase the certificate, or can call a toll-free number (to a call center operated by Data Mountain Solutions, Inc.) to purchase the certificate. Payments are made by credit card and the certificates generally expire six months from the date of purchase. The BidGive certificate can be used by the purchaser or given as a gift to be used by the recipient.  The terms of the written agreement with Data Mountain Solutions, Inc. (“DMS”) require DMS to provide turnkey call center set-up and monitoring services for order placement and certificate redemption, for a $350 monthly fee. A copy of the agreement is filed herewith as Exhibit 10.8.

Competition

Several companies offer some components of our sales and fund-raising programs. We expect to be competitive primarily on the basis of price (greater discount at more locations) and by seeking to provide certificates and debit cards which offer a discount with a commercial/philanthropic combination (most competitors offer either a price discount or a royalty to a charity, but not both—we provide both a discount and a royalty). We also expect to compete through reputation by offering discount certificates from merchants that do not frequently offer discounts.  As a new company, we are not yet fully competitive within the industry, and most of our potential competitors are more established and presently have greater financial resources than we do.

Our competition includes several web-based commercial retail sites and companies that offer gift certificates at a discount, or that support a single designated charity chosen by the retailer, such as the United Way, on an ongoing or, more often, periodic basis. It also includes some websites such as iDine.com, Upromise.com and edExpress.com, which pay a rebate to the purchaser on regular retail sales, or give airline miles, or rebate 3-5% of sales to an individual Section 529 college savings account designated by the purchaser.

Our competition also includes several web-based charity shopping sites, such as CharityMall.com, GreaterGood.com and iGive.com. These sites generally simply offer links to major and specialty retailers through their site. They ask a not-for-profit to notify their constituency that the site is available and can be accessed either directly or through the not-for-profit’s site, and they pay the not-for-profit a percentage of the revenue they receive from the retailer for directing the sale to their site.

Proprietary Technology

On October 23, 2003, we, by and through our individual officers, filed a provisional patent application with the United States Patent and Trademark Office covering our proprietary business model (as described above under “Principal Products and Services”).  This provisional patent application expires on October 24, 2004, unless it is converted to a conventional patent application by, for example, redrafting and filing it as a conventional utility patent application before such expiration date. Portions of our proprietary business model, including portions of our software and mode of operations, are also protected as trade secrets through confidentiality agreements with our employees, our independent contractors, and our joint venture partners and through other standard security measures.  The terms of our confidentiality agreements are broad and include prohibitions against using our client lists or any confidential information or trade secrets outside of our business, diverting any of our business opportunities, and noncompetition provisions preventing the solicitation of any of our participants without our written permission for a specified period of time after termination of services.  A copy of our form confidentiality agreement is included in the Independent Sales Consultant agreement filed herewith as Exhibit 10.9.  We intend to use these protections to protect our proprietary business model from direct competition by foreclosing the ability of potential competitors from using a similar discount/charitable contribution model or process in their business, or from using our client list or approaching participants in the BidGive program. We are also in the process of filing trade name and trademark applications to register the “BidGive” name and mark, the names of our products, and our slogan (“Where Saving is Giving”).

Government Regulation

We are not currently aware of any existing federal, state, governmental regulations which are specific to our industry. Potential future regulations may include sales and/or use taxes, which expenses would then be passed on to the participating merchants or customers. There are very few Internet regulations that currently affect our business. Recent California legislation with an effective date of July 1, 2004 requires Internet companies that collect and maintain personally identifiable information from persons residing in California for commercial purposes to comply with certain privacy policy requirements; however, we are not currently marketing our products in California and have no customers that reside in California. We will continue to monitor and comply with additional Internet regulations as they become effective and applicable to us.

Employees

We currently have two full-time employees, and utilize independent contractors and joint venture partners for the bulk of our operations. Our joint venture partner in Palm Beach/Boca Raton, Florida is Ms. Terry Byer. Our joint venture partner in Newark, New Jersey and Long Island, New York, is Professional Greetings, Inc., and our joint venture partner in Toronto, Canada is Mr. Leonard Pearl.  Our joint venture partners act as our local agents in recruiting and managing independent sales contractors and in locating local merchants and charities to participate in our programs.  They pay for the initial advertisement in their local newspaper in exchange for compensation in the form of either shares of our common stock or a percentage of the net revenues generated through their locations or a combination of both stock and revenue sharing.

Item 2.

Description of Property

Our offices are currently located at 3229 Wentwood Drive, Suite 200, Dallas, Texas 75225, in approximately 500 square feet of office space in a facility owned by Mr. Walker, who is providing the space rent-free while we ramp up operations and seek to raise capital. These premises will remain available to us on a rent-free basis until we outgrow them and require larger offices. Our current office space is adequate and suitable for current operations, and is expected to be suitable for future operations for at least the remainder of the current fiscal year.  Other than office space, we maintain minimal amounts of equipment.  Our inventory of discount certificates is maintained on our website and in our contracts with participating vendors.  The website is housed on third party host servers with scalable properties (i.e., the ability to be expanded) and redundant backup and security protections, as is the toll-free telephone number.  Our proprietary in-house  operating software was designed using free shareware as a base, and we license other elements of our operations as necessary.

Item 3.

Legal Proceedings

Neither BidGive International nor its property is the subject of any pending legal proceedings, and no such proceeding is known to be contemplated by any governmental authority. We are not aware of any legal proceedings in which any director, officer or affiliate of BidGive International, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, our majority stockholder (prior to the effective date of the merger with BidGive Group, LLC) approved, through action taken by consent and without a meeting, as authorized by Section 607.0704 of the Florida Business Corporation Act, a 25:1 reverse split of the our common stock. This approval became effective on December 2, 2003. This approval was obtained in connection with the recapitalization discussed above under “Description of the Business—Background.”

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

There is no public trading market for shares of our common stock. Our common stock is not yet quoted on the OTC Bulletin Board or on any other public trading market and we have not applied for listing or quotation on any public trading market. We are currently in the process of filing a registration statement on Form SB-2 with the Securities and Exchange Commission to register 1,000,000 shares of our common stock for sale to the public. Following completion of the proposed public offering, we intend to apply to have our common stock listing for trading on the OTC Bulletin Board, but there is no assurance that our shares will be listed on the OTC Bulletin Board, or that any public market will be established or will develop for our shares.

If a trading market does develop for our shares it is likely to be subject to restrictions imposed by the penny stock rules. The Securities and Exchange Commission has adopted rules which regulate broker-dealer practices in “penny stocks,” which generally means stocks with a price of less than $5.00.  Prior to engaging in a certain transactions involving a penny stock, broker-dealers must make a special written determination that it is a suitable investment for the purchaser and must receive the purchasers’ written consent to the transaction and written acknowledgement of receipt of a risk disclosure statement.  The broker-dealer must also provide the customer with information regarding the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and a monthly account statement showing the market value of each penny stock held.  These disclosure requirements will have the effect of making it more difficult for an active trading market to develop in our stock and for an investor in the proposed public offering to sell shares of our common stock in the secondary market.

None of our common equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock. We have not agreed to register any common stock under the Securities Act of 1933 (the “Securities Act”) for sale by our security holders, although we reserve the right to do so in the future. Other than the proposed public offering, there are no common equities of BidGive International that are being, or have been proposed to be, publicly offered by us, the offering of which could have a material effect on the market price of our common stock.

The Securities and Exchange Commission has issued an interpretative letter which concludes that promoters and affiliates of a blank check company such as us and their transferees are not entitled to rely upon the exemption from registration provided by Rule 144 for purposes of resales of their shares.  Accordingly, any of our shares held by persons who may be deemed to be our promoters or affiliates, or their transferees, may only resell their securities through a registered offering.

At March 31, 2004, we had 6,268,810 shares of Common Stock outstanding and had approximately 133 stockholders of record.

We currently have no securities authorized for issuance under any equity compensation plans.

We have never declared any cash dividends on our common stock, and do not anticipate declaring dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share	Aggregate Purchase Price
Shai Rappaport[1]	March 2, 2004	4,000 shares[4]	$1.25	$5,000
Saleem Lakdawala[1]	February 10, 2004	2,000 shares[4]	$1.25	$2,500
Jack Weiner[1]	February 6, 2004	12,000 shares[4]	$1.25	$15,000
John Peiser[1]	February 3, 2004	8,000 shares[4]	$1.25	$10,000
Joseph Pioppi[2]	January 22, 2004	2,400 shares[4]	$1.25	$2,500
PGI, Inc.[1]	January 20, 2004	2,000 shares[4]	$1.25	$2,500
Frank Pioppi[2]	January 9, 2004	2,000 shares[4]	$1.25	$2,500
Neil Berwish[1]	December 5, 2003	5000 shares[4]	$1.25	$6,250
Phil Berwish[9]	December 5, 2003	5000 shares[5]	$1.25[9]	$6,250
David Peterson[9]	December 5, 2003	5000 shares[5]	$1.25[9]	$6,250
BidGive, Inc.[3]	October 2, 2003	3,094,009 units[6]	Assets	N/A
Ali Tekbali[1]	September 30, 2003	30,000 units[7]	$1.25	$37,500
Les Maund[9]	September 30, 2003	20,000 units[6]	$1.25[9]	$25,000
Natalie Retamar[1]	September 29, 2003	4,000 units[7]	$1.25	$5,000
Terry Byer[1]	September 29, 2003	8,000 units[7]	$1.25	$10,000
PGI, Inc.[1]	September 16, 2003	1,600 units[7]	$1.25	$2,000
Robert Schneiderman[1]	August 14, 2003	6,000 units[7]	$1.25	$8,000
PGI, Inc.[1]	August 13, 2003	8,000 units[7]	$1.25	$10,000
Peter & Julie Andreesen[1]	June 3, 2003	50,000 unit[7]	$0.50	$25,000
Peter & Lisa Luthringer[1]	November 11, 2002	2,000 shares[8]	$0.50	$1,000
Mid-Continental Securities Corp.[3]	June 25, 2002	2,000,000 shares[8]	$0.001	$2,000
Mid-Continental Securities Corp.[3]	June 17, 2002	770,000 shares[8]	$0.001	$770
Mid-Continental Securities Corp.[3]	January 8, 2002	150,000 shares[8]	$0.001	$150
Mid-Continental Securities Corp.[3]	December 21, 2001	250,000 shares[8]	$0.001	$250
Mid-Continental Securities Corp.[3]	December 19, 2001	500,000 shares[8]	$0.001	$500
Mid-Continental Securities Corp.[3]	July 24, 2001	408,750 shares[8]	$0.001	$408.75
Mid-Continental Securities Corp.[3]	April 18, 2001	385,000 shares[8]	$0.001	$385

1 Purchaser executed a subscription agreement representing to us that he or she is an accredited investor, as that term is defined under Regulation D promulgated under the Securities Act, and that he or she received all information he or she considered necessary in determining whether to purchase our common stock (or the units of BidGive Group, LLC prior to its merger with our predecessor, as the case may be).

2 Purchaser represented to us that he or she is an accredited investor, as that term is defined under Regulation D promulgated under the Securities Act, and that he or she received all information he or she considered necessary in determining whether to purchase our common stock.

3 Purchaser is a person who either alone or with his or her purchaser representative(s) had sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in, and received all information he, she or it considered necessary in determining whether to purchase our common stock (or the units of BidGive Group, LLC prior to its merger with our predecessor, as the case may be).

4 Sale of our common stock pursuant to Section 3(b) of the Securities Act and Rule 505 promulgated thereunder.

5  Sale of our common stock pursuant to Section 4(2) of the Securities Act.

6 Sale of membership units in BidGive Group, LLC pursuant to Section 4(2) of the Securities Act. Effective as of December 4, 2003, BidGive Group, LLC was merged with and into the Merger Sub with the Merger Sub surviving the Merger, and each 1% membership interest in BidGive Group, LLC that was issued and outstanding immediately prior to the effective time of the Merger was converted into 57,446 shares of our common stock. As a result of the Merger, the former members of BidGive Group, LLC became the holders of 92.5% of our issued and outstanding common stock effective as of December 4, 2003.

7 Sale of membership units in BidGive Group, LLC pursuant to Section 3(b) of the Securities Act and Rule 505 promulgated thereunder.

8 Sale of Rolfe Enterprise, Inc.’s common stock pursuant to Section 4(2) of the Securities Act. This sale occurred prior to the 2:1 forward stock division, the 1:25 reverse stock split, and the merger of Rolfe Enterprises, Inc. into BidGive International.

9  Value of services rendered to us. Phil Berwish and David Peterson are recent additions to our advisory board—each member of the advisory board is granted 5,000 shares of common stock in lieu of any cash compensation for their availability, expertise, and guidance in establishing and expanding our business operations. Les Maund has provided and continues to provide, without cash compensation by us, necessary print and webpage design and development services for our advertising element, and was granted 20,000 shares of our common stock for such services.

All of the securities sold for cash were offered and sold through our officers and directors in reliance upon exemptions from registration either under Section 4(2) of the Securities Act or under Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder. The securities sold for consideration other than cash were offered and sold in reliance upon exemptions from registration under Section 4(2) of the Securities Act. All such transactions were private offerings made without advertising or public solicitation. Purchasers signed a subscription agreement acknowledging that they were purchasing shares for their own account and acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption is available. In addition, a restrictive legend was placed on all share certificates representing the shares.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related footnotes.

Overview

We were originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or similar type of transaction. On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into BidGive International, a Delaware corporation formed on such date and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger. The purpose of the reincorporation merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

On December 4, 2003, we acquired all of the assets of BidGive Group, LLC through the merger of BidGive Group, LLC with and into the Merger Sub, with the Merger Sub as the surviving corporation. BidGive Group, LLC was a start-up transitional company formed on May 28, 2003 to acquire certain assets from a developmental, non-operating company named BidGive, Inc. The assets which we acquired in the merger consisted of a development stage discount certificate business, the related website, and related proprietary technology. We are currently further developing the assets we acquired in the merger and have commenced operations of an e-commerce website through which we will offer and sell discount certificates, and other products and services as opportunities arise. Neither Rolfe Enterprises, Inc. nor BidGive Group, LLC, BidGive International’s two predecessors, has ever been subject to any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

For the twelve months ended December 31, 2003, our consolidated balance sheet, which reflects the effect of the merger, reflects current and total assets of $846 in comparison to $1,232 for the twelve months ended December 31, 2002, and current liabilities of $43,851 in comparison to $3,200 for the twelve months ended December 31, 2002. On February 2, 2004, we commenced revenue generating business and marketing operations by opening our first market in the Palm Beach/Boca Raton, Florida area. As of March 31, 2004, we have current working capital, not including revenue and cash generated from ongoing operations, and cash available on hand of approximately $20,000. This sum is anticipated to satisfy our cash requirements until June 2004.

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of proceeds from the proposed public offering and revenues generated by ongoing operations. We may not receive any significant amount of proceeds from either the proposed public offering or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we do not receive significant proceeds from the proposed public offering and are unable to raise additional capital from other sources, we will be required to limit our operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail our expansion plans to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing.

Results of Operations

We launched our operations and commenced revenue generating business and marketing operations with the opening of our first market in the Palm Beach/Boca Raton, Florida area on February 2, 2004.  To date, we have generated only nominal revenues. The $47,287 in expenses we incurred for the fiscal year ended December 31, 2003 consisted primarily of costs associated with the merger of BidGive Group, LLC with and into the Merger Sub, legal and accounting fees, and independent contractor fees.

Plan of Operations

In addition to the Palm Beach/ Boca Raton, Florida market, we are in the process of establishing additional markets in Newark, New Jersey and Toronto, Canada through joint venture partners and independent sales contractors. Upon completion of the proposed public offering, we intend to expand our programs into several other major markets.

We currently plan to open two new markets (cities/geographic areas) in the first three quarters of fiscal year 2004 funded by our joint venture partners. These two markets are expected to be in Newark, New Jersey and Toronto, Canada (BidGive Canada). Each of our present programs (Dining, Retail, Travel and Telecom) will be launched and operated in each market. The steps and estimated costs (if material) required to open a market include, obtaining the advertising rate from the participating media, hiring and training sales representatives ($2,500), acquiring not-for-profit entity participation to assist in acquiring vendor and merchant participation and signed marketing participation agreements ($5,000), receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates ($5,000), obtaining ad approval from the media, adding the merchants to the BidGive website ($1,500), selling and issuing BidGive or co-branded debit cards ($3,500), and then marketing the program in the area when the advertisement appears and the merchants supporting the debit cards are located ($5,000). We currently anticipate that approximately 75-90 days will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in a market.

We are presently establishing the above listed markets, and currently plan to establish up to nine additional markets during the remainder of fiscal year 2004 to the extent we have the capital available to do so. The additional markets are currently expected to include Dallas, Long Island, Philadelphia, Boston, Los Angeles, Connecticut, Chicago, Atlanta, and Houston. We are currently in the process of preparing to commence establishing markets in Long Island, New York and Philadelphia, Pennsylvania through joint venture partners and independent sales contractors and in Dallas, Texas through our employees. The expected source of financing for these additional markets include joint venture partners, cash flow from operations, and proceeds from the proposed public offering.

Prior to the date of this Form 10-KSB, we have used funds provided by management and by private investors to pay for operations. If no significant amount of capital is raised in the proposed public offering, we will curtail our opening/launching of new markets until each city we have previously opened is self-sustaining. The initial cities of Palm Beach/Boca Raton, Newark, Toronto, Long Island, Philadelphia and Dallas are being opened at nominal out-of-pocket cost to us by using joint venture partners who are funding these initial launches in return for a minority share of the revenues and profits and/or shares of our common stock. We continue to expect to utilize venture partners for our initial funding and operations of the next four or more markets.  There are no pre-determined payments of cash that we are obligated to pay to any of our joint venture partners.  We intend to allocate a portion of the net proceeds of the proposed public offering to launching operations in additional cities. We currently anticipate hiring two additional full time employees in 2004 in the areas of marketing and operations to the extent necessary to support expanded business operations.

Events Subsequent to December 31, 2003

On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into BidGive International, a Delaware corporation and prior to such date a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger. The purpose of the reincorporation merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.” Each outstanding share of Rolfe Enterprises, Inc.’s common stock as of the effective time of the reincorporation merger was converted into one share of our common stock, and we agreed to assume the payment of all liabilities of Rolfe Enterprises, Inc. Holders of a majority of the issued and outstanding Rolfe Enterprises, Inc. common stock approved the reincorporation merger through action taken by consent and without a meeting, as authorized by Section 607.0704 of the Florida Business Corporation Act. A copy of the merger agreement and plan of reorganization is incorporated by reference into this report as Exhibit 2.2.

Off-Balance Sheet Arrangements

During the year ended December 31, 2003, we had no off balance sheet arrangements.

Item 7.

Consolidated Financial Statements.

Our Consolidated Financial Statements and Notes to Consolidated Financial Statements are included with this Form 10-KSB beginning at page 19.

Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On or about February 20, 2004, we dismissed Tim B. Palmieri, C.P.A., as our auditor for the fiscal year ending December 31, 2003. The decision to dismiss the accountant was recommended and approved by our Board of Directors.

The reports of Tim B. Palmieri, C.P.A. on our financial statements for either of the past two years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle. During our two most recent fiscal years and any subsequent interim period up to and including the date of our dismissal of Tim B. Palmieri, C.P.A., there have been no disagreements with Tim B. Palmieri, C.P.A., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tim B. Palmieri, C.P.A., would have caused them to make reference thereto in their report on the financial statements for such years.

On March 25, 2004, we provided a draft copy of our report on Form 8-K to Tim B. Palmieri, C.P.A., requesting his comments on the information contained therein. The responsive letter from Tim B. Palmieri, C.P.A. is incorporated by reference herein as Exhibit 16.1.

On February 20, 2004, our Board of Directors appointed the firm of Child, Sullivan & Company, 1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037, as our independent auditors for the period ending December 31, 2003.

Prior to the engagement of Child, Sullivan & Company, neither BidGive International nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction whether completed or uncompleted, the type of audit opinion that might be rendered on our financial statements or as to any matter that was either the subject of a disagreement with the previous independent auditor or was a reportable event.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation  Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded  as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter of 2003, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.   Directors and Executive Officers of the Registrant.

Our executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected. We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future. During the fiscal year ended December 31, 2003, the Board of Directors held no formal meetings, but took action once by unanimous written consent. There are no family relationships among any of the directors, nominees or executive officers. Other than our officers, we currently have no other significant employees.

The following table sets forth the names and ages of our current executive officers and directors as of March 31, 2004, the principal positions held by each within BidGive International, and the date such persons became officers and directors:

Name	Age	Positions held and tenure
James P. Walker, Jr.	43	President, Secretary and Director since December 2003
Michael Jacobson	51	Chairman of the Board and Vice President since March 2004
Thomas W. Richardson	47	Director, Chief Financial Officer and Treasurer since March 2004
Mark S. Gardner	54	Director since March 2004
Ronald D. Gardner	62	Director since March 2004

Biographical Information

James P. Walker, Jr., age 43, has served as the President, Secretary and a director of BidGive International since December 4, 2003. Mr. Walker was in private law practice from 1985 to 1989, and with J.C. Penney Company from 1989 to 1996. From 1996 to 1999, he was COO/General Counsel with Benchmark Environmental Consultants where he was responsible for restructuring and managing operations.  From September 1999 to December 2001, he was CEO of Technology Business Partners, a technical consulting/staff augmentation company. In December 2001 he became CEO/COO and director of BidGive, Inc., a development stage company, to oversee development and testing of BidGive, Inc.’s discount dining certificate business. In May 2003, Mr. Walker served as CEO/COO and Manager of BidGive Group, LLC, a transitional company formed to acquire certain assets of BidGive, Inc., to merge with Rolfe Enterprises, Inc. (BidGive International’s predecessor), and to expand and commercialize the acquired discount certificate business, launch business operations, and to raise operating capital. He is a graduate of Texas Tech University (BA 1982) and School of Law (JD 1985). Mr. Walker currently devotes his full time and attention to BidGive International, and has not had any other business activities from December 2001 to the present other than with BidGive, Inc. and BidGive Group, LLC.

Michael Jacobson, age 51, has served as Vice President and Chairman of the Board of Directors of BidGive International since March 2004.  From 1984 to 1998, he was Vice President of Marketing for the SEN Group, a firm that created special events for not-for-profits, corporate sales and event promotions, and high net worth individuals. Subsequently, he was VP Marketing of Market City USA, an Internet based discounter, for two years (April 1998 to April 2000) before resigning that position to create and launch BidGive, Inc. in April 2000. Mr. Jacobson is chiefly responsible for establishing and managing BidGive International’s sales and marketing campaigns. Mr. Jacobson currently devotes his full time and attention to BidGive International, and has not had any other business activities from April 2001 to the present other than with BidGive, Inc. and BidGive Group, LLC.

Thomas W. Richardson, age 47, has served as Chief Financial Officer, Treasurer and a director of BidGive International since March 2004. He is a certified public accountant.  From January 1985 to the present, he has been the owner of Thomas W. Richardson, C.P.A., a Dallas accounting firm specializing in tax planning, financial and business consulting.  From October 1980 to January 1985, Mr. Richardson was employed by the Halliburton Company as Western Hemisphere Accounting Manager. Mr. Richardson is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. Mr. Richardson devotes approximately 20% of his time and attention to BidGive International, and devotes the remainder of his time and attention to his accounting firm.

Mark S. Gardner, age 54, has served as a director of BidGive International since March 2004.   From 1986 to the present, he has been employed by Bear Stearns & Co., Inc., and is currently Managing Director in the Private Client Services Division in Dallas, Texas.

Ronald D. Gardner, age 62, has served as a director of BidGive International since March 2004. Since 1998, Mr. Gardner has been self-employed as an independent sales and marketing consultant in the debit and prepaid calling markets.  From 1988 to 1998 Mr. Gardner worked in the telecommunications industry.  From 1996 to 1998, he was President of Logiphone Group, a telecommunications company doing business in the Netherlands.  During 1995 he was a consultant to ACR, Inc., which was engaged in the business of selling and marketing long distance services, and The Furst Group, Inc., which was engaged in the business of selling prepaid calling card services.  From 1988 through 1994 he worked for Comac, Inc., a private telecommunications company reselling AT&T long distance services.  During the period from 1992 to 1994 he was the President of Comac, Inc., and prior to that time he was national director of sales and marketing for Comac, Inc.  Mr. Gardner is a graduate of West Virginia University (BS 1963) and New Mexico Highlands University (MS 1968).

Advisory Board

Our advisory board advises our Board of Directors on our business plan and operations. The following four individuals presently comprise our advisory board:

Phillip Berwish, an attorney, is experienced in non-profit corporate development, governance and management. Mr. Berwish is the former President of the Board of Directors for Casa Nueva Vida, Inc., a non-profit corporation in Massachusetts running a homeless shelter dedicated exclusively to Hispanic women and children.  Mr. Berwish helped create the Community Agency Management Program (CAMP) at the School of Management of Lesley College, in Cambridge, serving as program instructor for law-related segments, including “Law & Ethics For Non-Profit Corporations”. Mr. Berwish also served as President of The Photo Review, a nationally-published non-profit journal of photography, published quarterly since 1976.

Judith Cunningham is the Head of Schools for Toronto Montessori Schools, the largest Montessori school in North America, and is an international consultant to Montessori schools and an educational speaker.  Ms. Cunningham has more than twenty years’ experience with non-profit organizations.  She is also a past board member of the American Montessori Society.

David Petersen is an independent consultant. Mr. Petersen founded and served as chief executive officer, of Telemarketing Resources International Inc., a startup company formed to supply equipment to the call center industry. Mr. Peterson was also a founder of VoiceCast International Inc., a direct marketing voice message service bureau with patented technology. Mr. Petersen is also a recognized marketing and media placement specialist. Mr. Peterson’s past experience includes providing marketing services to Eddie Bauer, Nextel, 1-800 Flowers, Sports Illustrated, Entertainment Weekly, Echostar (Dish Network) Sprint PCS, T-Mobile, First USA, Citadel Communications, Cendent, the “Get Out the Vote Campaign,” Direct DSL, and BMG Music.

Robert Schneiderman is the owner and President of R.S. and Associates, Inc., marketing consultants.  Mr. Schneiderman implements marketing strategies for clients and joint venture partners, provides project management, structuring of operational systems and procedures, expands marketing channels, and assists with contract negotiations. Mr. Schneiderman also serves as a business liaison between BidGive International and various marketing entities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2003 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We currently have no plans to adopt a revised code of ethics that meets the definition of a “code of ethics” under  applicable SEC regulations.

Item 10.

Executive Compensation.

Mr. Walker and Mr. Jacobson were paid $10,000 and $3,000, respectively, in 2003 for services provided to us as independent consultants. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2003. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future.

Item 11.

   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2004, certain information with respect to the common stock beneficially owned by (i) each director, nominee to the Board of Directors and executive officer of BidGive International; (ii) each person who owns beneficially more than 5% of our common stock; and (iii) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
James P. Walker, Jr. (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	1,470,625	23.3%
Michael Jacobson (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	1,470,625	23.3%
Ronald D. Gardner (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	588,250	9.3%
Thomas Richardson (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	73,531	1.2%
Mark S. Gardner (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	21,240	0.3%
Robert Schneiderman 843 Persimmon Lane Langhorne, PA 19047	378,686	6.0%
Mid-Continental Securities Corp. P.O. Box 110310 Naples, Florida 34108-0106	365,100	5.8%
Frank Pioppi (2) 4 Cliff Avenue Winthrop, MA 02151	388,700	6.2%
All Officers and Directors as a Group (5 Persons)	3,624,271	57.4%

______________________________

(1)

The person listed is an executive officer and/or director of BidGive International.

(2)

Includes the 365,100 shares of common stock owned by Mid-Continental Securities Corp. Frank Pioppi owns approximately 92% of Mid-Continental Securities Corp., and may be deemed by that company to be the beneficial owner of 100% of Mid-Continental’s shares in BidGive International. Mr. Pioppi currently has no current relationship or affiliation with BidGive International, but served as an officer and director of Rolfe Enterprises, Inc. (a predecessor of BidGive International) in the past.

Item 12.

Certain Relationships and Related Transactions.

James Walker, our President, Secretary and a director, and Michael Jacobson, our Vice President and Chairman of the Board of Directors, have devoted their full time and attention to the BidGive discount certificate business over the last two years.  They have also paid certain necessary expenses on our behalf, which payments were treated as capital contributions to BidGive Group, LLC, one of our predecessors.  The expenses paid by Mr. Walker are estimated to be approximately $2,000, and the expenses paid by Mr. Jacobson are estimated to be approximately $9,000.  Except for payment of expenses, no member of management has contributed funds to BidGive International. At present, we have not entered into employment agreements with either Mr. Walker or Mr. Jacobson; however, we anticipate entering into such agreements with Mr. Walker and Mr. Jacobson in the future. Mr. Walker and Mr. Jacobson were paid $10,000 and $3,000, respectively, in 2003 for services provided to us as independent consultants. Other than as described in the preceding sentence, no officer or employee has received or accrued any compensation through December 31, 2003.  When BidGive Group, LLC was formed to purchase certain select assets (the discount certificate concept) from BidGive, Inc., membership interests in BidGive Group, LLC were dividended to all BidGive, Inc. stockholders as part of the purchase price for such assets. Accordingly, on October 2, 2003, 800,000 membership interest units of BidGive Group, LLC were issued to each of Mr. Walker and Mr. Jacobson as a dividend on the shares of BidGive, Inc. common stock held by each of them.  On December 4, 2003, the date of the merger of BidGive Group, LLC into the Merger Sub, Mr. Walker and Mr. Jacobson were each issued 1,470,625 shares of the our common stock in exchange for each individual’s 800,000 membership interest units in BidGive Group, LLC based on a formula applied equally to all BidGive Group, LLC members in such merger.

Ron Gardner is a member of our Board of Directors and has provided services to the BidGive discount certificate business during the past two years by assisting us with establishing necessary business relationships. Mr. Gardner continues to provide us with these services. Mr. Gardner also assisted and was affiliated with BidGive Group, LLC (a predecessor to BidGive International) by virtue of his ownership interest therein and by providing services such as referrals to potential business partners and general business advice.  As consideration for his services, on May 28, 2003, Mr. Gardner received a total of 320,000 membership interest units in BidGive Group, LLC.  On December 4, 2003, upon completion of the merger of BidGive Group, LLC into the Merger Sub, Mr. Gardner’s membership interest units were converted into 588,250 shares of our common stock.

Robert Schneiderman is a member of our advisory board and has provided services to the BidGive discount certificate business during the past two years by assisting us with establishing necessary business relationships.  Mr. Schneiderman continues to provide us with these services. Mr. Schneiderman also assisted and was affiliated with BidGive Group, LLC (a predecessor to BidGive International) by virtue of his ownership interest therein and by providing services such as referrals to potential business partners and general business advice.  As consideration for his services, on May 28, 2003, Mr. Schneiderman received a total of 200,000 membership interest units in BidGive Group, LLC.  On December 4, 2003, upon completion of the merger of BidGive Group, LLC into the Merger Sub, Mr. Schneiderman’s membership interest units were converted into 367,656 shares of our common stock.

During the period from April 2001 through June 2002, Mid-Continental Securities Corp. purchased a total of 4,463,750 shares of our common stock for total consideration of $4,464, or $0.001 per share.  After completion of the recapitalization effected in anticipation of the merger transaction of BidGive Group, LLC into the Merger Sub, the total number of shares owned by Mid-Continental Securities Corp. was reduced to 365,000.  Frank Pioppi owns approximately 92% of Mid-Continental Securities Corp., and may be deemed by that company to be the beneficial owner of 100% of Mid-Continental’s shares in BidGive International. Mr. Pioppi currently has no current relationship or affiliation with BidGive International, but served as an officer and director of Rolfe Enterprises, Inc. (a predecessor of BidGive International) in the past.

Item 13.

Exhibits and Reports on Form 8-K.

(a)

Exhibits.

2.1  Merger Agreement and Plan of Reorganization, dated October 10, 2003, entered by and among Rolfe Enterprises, Inc., BGG Acquisition Subsidiary, Inc., Mid-Continental Securities Corp., and BidGive Group, LLC (filed as Exhibit 2.1 to our Form 10-QSB filed on November 10, 2003, and incorporated herein by reference).

2.2. Merger Agreement and Plan of Reorganization, dated March 10, 2004, entered by and between Rolfe Enterprises, Inc. and BidGive International, Inc. (filed as Exhibit 10 to our Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.1 Certificate of Incorporation of BidGive International, Inc. (filed as Exhibit 3 to our Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.2 Bylaws of BidGive International, Inc. (filed as Exhibit 3 to our Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

10.1 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Professional Greetings, Inc., dated February 15, 2004 (filed as Exhibit 10.6 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.2 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Leonard Pearl, dated February 15, 2004 (filed as Exhibit 10.5 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.3 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Terry Byer, dated February 15, 2004 (filed as Exhibit 10.4 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.4 Form of BidGive International, Inc. dining agreement (filed as Exhibit 10.4 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.5 Form of BidGive International, Inc. retail agreement (filed as Exhibit 10.5 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.6 Agreement between BidGive and Coventry Travel, dated January 5, 2004 (filed as Exhibit 10.6 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.7 Agreement between BidGive and VarTec Telecom/Excel Communications, dated January 27, 2003 (filed as Exhibit 10.7 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.8 Agreement between BidGive and Data Mountain Solutions, dated December 2, 2003 (filed as Exhibit 10.8 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.9 Form of BidGive International, Inc. confidentiality agreement for Independent Sales Consultants (filed as Exhibit 10.9 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

16.1 Responsive letter from Tim Palmieri, C.P.A. (filed as Exhibit 16.1 to our current report on Form 8-K filed on March 26, 2004, and incorporated herein by reference).

21.1  Subsidiaries of BidGive International, Inc. (filed as Exhibit 21.1 to our annual report on Form 10-KSB filed on April 14, 2004, and incorporated herein by reference).

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Tim B. Palmieri, CPA for the fiscal years ended December 31, 2003 and 2002 for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our Forms 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements totaled $1,750 and $1,750, respectively. The aggregate fees billed by Child, Sullivan and Company for the fiscal years ended December 31, 2003 and 2002 for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our Forms 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements totaled $1,500 and $1,000, respectively.

Audit-Related Fees. The aggregate fees billed by Tim B. Palmieri, CPA for the fiscal years ended December 31, 2003 and 2002 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not disclosed in the paragraph captioned “Audit Fees” above were $0 and $0, respectively. The aggregate fees billed by Child, Sullivan and Company for the fiscal year ended December 31, 2003 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not disclosed in the paragraph captioned “Audit Fees” above were $0.

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

All Other Fees. The aggregate fees billed by Tim B. Palmieri for the fiscal years ended December 31, 2003 and 2002 for products and services, other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above were $0 and $0, respectively.  The aggregate fees billed by Child, Sullivan and Company for the fiscal year ended December 31, 2003 for products and services, other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above were $0.

Our Board of Directors has established pre-approval policies and procedures, pursuant to which the Board of Directors approved the foregoing services provided by Tim B. Palmieri, CPA and Child, Sullivan and Company for 2003.

Rolfe Enterprises, Inc.*

(A Development Stage Enterprise)

Financial Statements

for the

Years Ended

December 31, 2003 & 2002

Contents

Independent Auditor’s Report

Balance Sheets (Restated)

Statements of Operations (Restated)

Statements of Cash Flows (Restated)

Statements of Changes in Stockholders’ Equity (Deficit) (Restated)

Notes to Financial Statements

* Since the date of the Independent Auditor’s Report, Rolfe Enterprises, Inc. was merged with and into BidGive International, Inc., a Delaware corporation and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc. The purpose of this merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.” All references to Rolfe Enterprises, Inc. in the attached financial statements refer to BidGive International, Inc. as of the date of this Form 10-KSB.

CHILD, SULLIVAN & COMPANY

A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. FLINT MEADOW DR., SUITE D, KAYSVILLE, U T 84037

PHONE: (801) 927-1337 FAX: (801) 927-1344

INDEPENDENT AUDITOR’S REPORT

Officers and Directors

Rolfe Enterprises, Inc.

We have audited the restated balance sheets of Rolfe Enterprises, Inc. (a development stage enterprise) for the years ended December 31, 2003 and 2002, and the related restated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from May 6, 1996 (date of inception) to December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these restated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the Public Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the restated financial statements, the Company currently has cash flow constraints, an accumulated deficit, and has no operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The restated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Sullivan and Company

August 6, 2004

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

(Restated)

December 31,

December 31,

2003

2002

__Restated__          _____________

ASSETS

CURRENT ASSETS

Cash

$

846

$

35

Shareholder receivable

-

1,197

TOTAL CURRENT ASSETS

846

1,232

TOTAL ASSETS

$

846

$

1,232

LIABILITIES AND STOCKHOLDERS’

EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses

$

43,851

$

3,200

TOTAL CURRENT LIABILITIES

43,851

3,200

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value

20,000,000 shares authorized, 6,225,380 and

        465,620 shares issued and outstanding, respectively

6,225

466

      Additional paid-in capital

16,636

16,145

Deficit Accumulated during the development stage

(65,866)

(18,579)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

(43,005)

(1,968)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

$

846

$

1,232

*See Notes to Financial Statements

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(Restated)

For the

For the

May 6, 1996

year

year

(Date of

 ended

ended

inception) to

December 31,

December 31,

December 31,

2003

2002

2003

(Restated)

__(Restated)__

REVENUES

Sales

$

-

$

-

$

-

EXPENSES

Selling, general, and

administrative expenses

47,287

1,415

65,866

NET LOSS BEFORE TAXES

(47,287)

(1,415)

(65,866)

Income tax expense

-

-

-

TOTAL INCOME (LOSS)

$

(47,287)

$

(1,415)

$

(65,866)

Loss per common share

$

(0.05)

$

(0.00)

Weighted average common

   shares outstanding

894,203

298,611

*See Notes to Financial Statements

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

(Restated)

For the

For the

May 6, 1996

year

year

(Date of

 ended

ended

inception) to

December 31,

December 31,

December 31,

2003

2002

2003

(Restated)

     (Restated)__

OPERATING ACTIVITIES

Net loss

$

(47,287)

$

(1,415)

$

(65,866)

Adjustments to reconcile net loss

to cash used by operating activities:

Changes in operating liabilities and assets

Shareholder receivable

1,197

(1,197)

-

Accounts payable and accrued expenses

40,651

1,000

43,851

Shareholder payable

-

(2,817)

-

NET CASH PROVIDED (USED) BY

OPERATING ACTIVITIES

(5,439)

(4,429)

(22,015)

FINANCING ACTIVITIES

Issuance of common stock

6,250

4,464

22,891

NET CASH PROVIDED (USED) BY

FINANCING ACTIVITIES

6,250

4,464

22,891

INCREASE (DECREASE) IN CASH

811

35

-

Cash at beginning of period

35

-

-

CASH AT END OF PERIOD

$

846

$

35

$

846

*See Notes to Financial Statements

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MAY 6, 1996 (DATE OF INCEPTION)

TO DECEMBER 31, 2003

(Restated)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances at May 6, 1996 (date of inception)	-	$ -	$ -	$ -	$ -
Balances at December 31, 1996	-	-	-	-	-

Common stock for cash	41,840	42	7,758	-	7,800
Net loss	-	-	-	(9,189)	(9,189)
Balances at December 31, 1997	41,840	42	7,758	(9,189)	(1,389)

Common stock for cash	2,840	3	3,546	-	3,549
Net loss	-	-	-	(2,680)	(2,680)
Balances at December 31, 1998	44,680	45	11,304	(11,869)	(520)

Common stock for cash	63,840	64	734	-	798
Net loss	-	-	-	(120)	(120)
Balances at December 31, 1999	108,520	109	12,038	(11,989)	158

Net loss	-	-	-	(3,175)	(3,175)
Balances at December 31, 2000	108,520	109	12,038	(15,164)	(3,017)

Net loss	-	-	-	(2,000)	(2,000)
Balances at December 31, 2001	108,520	109	12,038	(17,164)	(5,017)

Common stock for cash	357,100	357	4,107	-	4,464
Net loss	-	-	-	(1,415)	(1,415)
Balances at December 31, 2002	465,620	466	16,145	(18,579)	(1,968)

Common stock for cash	15,160	15	6,235	-	6,250
Common stock in merger	5,744,600	5,744	(5,744)	-	-
Net loss	-	-	-	(47,287)	(47,287)
Balances at December 31, 2003	6,225,380	$ 6,225	$ 16,636	$ (65,866)	$ (43,005)

*See Notes to Financial Statements

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003 AND 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Rolfe Enterprises, Inc. (the Company) is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Business

The financial statements presented are those of Rolfe Enterprises, Inc., a development stage enterprise. The Company was incorporated under the laws of the state of Florida on May 6, 1996. The Company’s activities to date have been primarily directed towards the raising of capital. During January, 2004, subsequent to the reverse merger described below, the Company began operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings.

Business Combination

On October 10, 2003, the Company  entered into a Merger Agreement and Plan of Reorganization (the Merger Agreement) with BBG Acquisition Subsidiary, Inc., a Texas Corporation and wholly-owned subsidiary of the Company (the Merger Sub), and BidGive Group, LLC, a Texas limited liability company (BidGive). Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% of membership interest in BidGive immediately prior to the effective time of the merger was converted into 57,446 shares of the Company’s $.001 par value common stock. The merger was accounted for as a reverse acquisition. At the effective date of the merger, BidGive had no assets or liabilities.

In October 2003 the Company’s board of directors, and stockholders representing a majority of the Company’s outstanding common stock, approved a1:2 stock split and a 25:1 reverse split of the Company’s issued and outstanding common stock. All per share data in the accompanying financial statements have been adjusted to reflect the stock split and reverse stock split.

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds, usually via credit card transactions, as payment for discount certificates. The Company also receives some cash payments from vendors in payment for the advertising and marketing they receive, which is recognized as revenue when received.

Cash and Cash Equivalents

The Company considers all highly liquid sort-term investments with original maturities of three months or less to be cash equivalents.  Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities.  Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.  The Company had no cash equivalents in 2003 or 2002.

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

At December 31, 2003 the valuation is equal to the deferred tax asset, so no net deferred tax asset has been reported due to the uncertainty of the Company’s ability to use the net operating loss carryovers of $65,866 that may be limited due to changes in ownership, and will expire between December 31, 2022 and 2023.

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

NOTE 2

RELATED PARTY TRANSACTIONS

The Company was owed $1,197 from a shareholder at December 31, 2002. This was settled during 2003.

ROLFE ENTERPRISES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTE 3

SUBSEQUENT EVENTS

During April 2004, the Company began the process to change its jurisdiction of organization to Delaware and its name to BidGive International, Inc. (BGI), be effecting a reverse merger with BGI. BGI had no assets or liabilities nor did it have any implicit share value. Accordingly the pro-forma effects of the merger at December 31, 2003 (which occurred solely to effect the jurisdiction change and name change) are considered nominal.

NOTE 4

GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2003 and 2002, the Company has incurred accumulated deficits of $65,866 and $18,579, and only had cash of $846 and $35, respectively. Management feels that the reverse merger described in note 1, and the related operations that began shortly after year-end, will provide the Company with sufficient working capital to allow it to continue as a going concern.

NOTE 5

RESTATEMENT OF PREVIOUSLY ISSUED AUDITED FINANCIAL STATEMENTS

Subsequent to issuance of the previously restated financial statements and filing of the restated 10-KSB, management of the Company reclassified amounts of additional paid in capital, expenses and accumulated deficit for shares issued relative to the merger. As a result, it has restated the audited financial statements for the period ended December 31, 2003.

The following tables set forth the effects of the restatement adjustments:

	Period Ended December 31, 2003
	Previously Restated	Newly Restated	Change
Statement of Operations

Total Income (Loss)	$ (130,537)	$ (47,287)	$ (83,250)

Balance Sheet

Assets	$ 846	$ 846	$ -

Liabilities	$ 43,851	$ 43,851	$ -

Stockholders’ Equity (Deficit)
Common stock, $.001 par value
20,000,000 shares authorized, 6,225,380 shares issued and outstanding	6,225	6,225	-
Additional paid-in capital	99,886	16,636	(83,250)
Deficit accumulated during the development stage	(149,116)	(65,866)	(83,250)
Total Stockholders’ Equity (Deficit)	(43,005)	(43,005)	-

Total Liabilities and Stockholders’ Equity (Deficit)	$ 846	$ 846	$ -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDGIVE INTERNATIONAL, INC.

Dated:  August 6, 2004

By:   /s/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: August 6, 2004

By:  /s/ Thomas W. Richardson

Chief Financial Officer

EXHIBIT INDEX

2.1  Merger Agreement and Plan of Reorganization, dated October 10, 2003, entered by and among Rolfe Enterprises, Inc., BGG Acquisition Subsidiary, Inc., Mid-Continental Securities Corp., and BidGive Group, LLC (filed as Exhibit 2.1 to our Form 10-QSB filed on November 10, 2003, and incorporated herein by reference).

2.2. Merger Agreement and Plan of Reorganization, dated March 10, 2004, entered by and between Rolfe Enterprises, Inc. and BidGive International, Inc. (filed as Exhibit 10 to our Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.1 Articles of Incorporation (filed as Exhibit 3 to our Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.2 Bylaws (filed as Exhibit 3 to our Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

10.1 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Professional Greetings, Inc., dated February 15, 2004 (filed as Exhibit 10.6 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.2 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Leonard Pearl, dated February 15, 2004 (filed as Exhibit 10.5 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.3 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Terry Byer, dated February 15, 2004 (filed as Exhibit 10.4 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.4 Form of BidGive International, Inc. dining agreement (filed as Exhibit 10.4 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.5 Form of BidGive International, Inc. retail agreement (filed as Exhibit 10.5 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.6 Agreement between BidGive and Coventry Travel, dated January 5, 2004 (filed as Exhibit 10.6 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.7 Agreement between BidGive and VarTec Telecom/Excel Communications, dated January 27, 2003 (filed as Exhibit 10.7 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.8 Agreement between BidGive and Data Mountain Solutions, dated December 2, 2003 (filed as Exhibit 10.8 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.9 Form of BidGive International, Inc. confidentiality agreement for Independent Sales Consultants (filed as Exhibit 10.9 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

16.1 Responsive letter from Tim Palmieri, C.P.A. (filed as Exhibit 16.1 to our current report on Form 8-K filed on March 26, 2004, and incorporated herein by reference).

21.1  Subsidiaries of BidGive International, Inc. (filed as Exhibit 21.1 to our annual report on Form 10-KSB filed on April 14, 2004, and incorporated herein by reference).

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