Form 10QSB/A
period 2004-03-31
BIDGIVE INTERNATIONAL INC
filed 2004-08-12
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock on May 17, 2004: 6,268,810

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Restated)	December 31, 2003 (Restated)

ASSETS
CURRENT ASSETS
Cash	$ 11,378	$ 846

TOTAL CURRENT ASSETS	11,378	846

TOTAL ASSETS	$ 11,378	$ 846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 55,508	$ 43,851

TOTAL CURRENT LIABILITIES	55,508	43,851

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value
20,000,000 shares authorized, 6,268,810 and
6,225,380 shares issued and outstanding, respectively	6,258	6,225
Additional paid-in capital	62,113	16,636
Accumulated Deficit	(112,491)	(65,866)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(44,130)	(43,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 11,378	$ 846

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2004	For the three months ended March 31, 2003 (Restated)

REVENUES

Sales	$ 846	-

EXPENSES
Selling, general, and administrative expenses	47,471	714

NET LOSS BEFORE TAXES	(46,625)	(714)

Income tax expense	-	-

TOTAL INCOME (LOSS)	$ (46,625)	$ (714)

Loss per common share	$ (0.01)	$ (0.00)

Weighed average common shares outstanding	6,246,357	[465,780]

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2004	For the three months ended March 31, 2003

OPERATING ACTIVITIES

Net loss	$ (46,625)	$ (714)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets

Shareholder receivable	-	465
Accounts payable and accrued expenses	11,657	250

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(34,968)	1

FINANCING ACTIVITIES

Issuance of common stock	45,500	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	45,500	-

INCREASE (DECREASE) IN CASH	10,532	1

Cash at beginning of period	846	35

CASH AT END OF PERIOD	$ 11,378	$ 36

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our 2003 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which we believe are necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The financial statements presented are those of BidGive International, Inc. as of March 31, 2004. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so we are no longer in the development stage. We were originally incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. We were reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change our name and state of domicile.

Business Combination

On October 10, 2003, we entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with BBG Acquisition Subsidiary, Inc., a Texas corporation and our wholly-owned subsidiary (the “Merger Sub”), and BidGive Group, LLC, a Texas limited liability company. Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive Group, LLC was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% of membership interest in BidGive Group, LLC immediately prior to the effective time of the merger was converted into 57,446 shares of our $.001 par value common stock. The merger was accounted for as a reverse acquisition. At the effective date of the merger, BidGive Group, LLC had no assets or liabilities.

In October 2003, our Board of Directors, and stockholders representing a majority of our outstanding common stock, approved a 1:2 stock split and a 25:1 reverse split of our issued and outstanding common stock. All per share data in the accompanying financial statements have been adjusted to reflect the stock split and reverse stock split.

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

Restatement of Previously Issued Unaudited Financial Statements

Subsequent to issuance of the unaudited financial statements in our 10-QSB for the three months ended March 31, 2004, our management reclassified amounts of additional paid in capital, expenses and accumulated deficit for shares issued relative to the merger. As a result, it has restated the unaudited financial statements for the three months ended March 31, 2004.

The following tables set forth the effects of the restatement adjustments:

	Period Ended March 31, 2004
	Stated Previously	Restated	Change
Balance Sheet
STOCKHOLDERS’ EQUITY (DEFICIT) Common stock, $.001 par value 20,000,000 shares authorized, 6,268,810 shares issued and outstanding	6,258	6,258	-
Additional paid-in capital	145,353	62,113	83,240
Accumulated Deficit	(195,741)	(112,491)	83,250
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(44,130)	(44,130)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,378	$11,378	-

	Period Ended December 31, 2003
	Stated Previously	Restated	Change
Balance Sheet
STOCKHOLDERS’ EQUITY (DEFICIT) Common stock, $.001 par value 20,000,000 shares authorized, 6,225,380 shares issued and outstanding	6,225	6,225	-
Additional paid-in capital	99,886	16,636	83,250
Accumulated Deficit	(149,116)	(65,866)	83,250
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(43,005)	(43,005)	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$846	$846	-

	Period Ended March 31, 2003
	Stated Previously	Restated	Change
Statements of Operations
Weighed average common shares outstanding	6,246,357	[465,780]	5,780,577

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes.

SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements.  These statements relate to future events or our future financial performance.  You should exercise extreme caution with respect to all forward-looking statements contained in this Form 10-QSB.  Specifically, the following statements are forward-looking:

·

statements regarding our overall strategy including, without limitation, our intended markets, service offerings and our expected liquidity and capital resources;

·

statements regarding the plans and objectives of our management for future operations, expectations for sales and marketing and the size and nature of the costs we expect to incur and the people and services we may employ;

·

statements regarding anticipated trends in our business;

·

statements regarding regulations that may affect us;

·

statements regarding our competition and our ability to compete with third parties;

·

any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “should,” “would,” “expect,” “plan,” “predict,” “potential,” “continue” and similar words; and

·

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

Background

BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) (“we,” “us,” “our,” or  “BidGive International”), was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into BidGive International, a Delaware corporation formed on such date and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger. The purpose of the reincorporation merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

On December 4, 2003, we acquired all of the assets of BidGive Group, LLC through the merger of BidGive Group, LLC with and into a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the subsidiary as the surviving corporation. BidGive Group, LLC was a start-up transitional company formed on May 28, 2003 to acquire certain assets from a developmental, non-operating company named BidGive, Inc. The assets which we acquired in the merger consisted of a development stage discount certificate business, the related website, and related proprietary technology. We are currently further developing the assets we acquired in the merger and have commenced operations of an e-commerce website through which we will offer and sell discount certificates, and other products and services as opportunities arise. Neither Rolfe Enterprises, Inc. nor BidGive Group, LLC, BidGive International’s two predecessors, has ever been subject to any bankruptcy, receivership or similar proceedings.

Our revenues were $846 for the three months ended March 31, 2004 (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and discount local and long distance services.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues.  Our revenues increased to $846 during the three months ended March 31, 2004 from $0 during the three months ended March 31, 2003.  The increase in revenue from 2003 was due to the commencement of our operations.

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

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $11,407 or 4,562.8% to $11,657 during the three months ended March 31, 2004 from $250 during the three months ended March 31, 2003. The increase consisted almost entirely of professional fees, primarily to attorneys, related to the merger and registration processes. We intend to settle these liabilities with proceeds from our proposed public offering.

Liquidity and Capital Resources

For the three months ended March 31, 2004, our consolidated balance sheet reflects current and total assets of $11,378 in comparison to $846 for the twelve months ended December 31, 2003, and current liabilities of $55,508 in comparison to $43,851 for the twelve months ended December 31, 2003. This sum is anticipated to satisfy our cash requirements until June 2004. On February 2, 2004, we commenced revenue generating business and marketing operations by opening our first market in the Palm Beach/Boca Raton, Florida area.

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of proceeds from our proposed public offering and revenues generated by ongoing operations. We may not receive any significant amount of proceeds from either the proposed public offering or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we do not receive significant proceeds from the proposed public offering and are unable to raise additional capital from other sources, we will be required to limit our operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail our expansion plans to the extent they can be financed with ongoing operations, proceeds provided by joint venture partners, and debt financing.

Plan of Operations

In addition to the Palm Beach/ Boca Raton, Florida market, we are in the process of establishing additional markets in Newark, New Jersey and Toronto, Canada through joint venture partners and independent sales contractors. Upon completion of the proposed public offering, we intend to expand our programs into several other major markets.

We currently plan to open two new markets (cities/geographic areas) in the second and third quarters of fiscal year 2004 funded by our joint venture partners. These two markets are expected to be in Newark, New Jersey and Toronto, Canada (BidGive Canada). Each of our present programs (Dining, Retail, Travel and Telecom) will be launched and operated in each market. The steps and estimated costs (if material) required to open a market include, obtaining the advertising rate from the participating media, hiring and training sales representatives ($2,500), acquiring not-for-profit entity participation to assist in acquiring vendor and merchant participation and signed marketing participation agreements ($5,000), receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates ($5,000), obtaining ad approval from the media, adding the merchants to the BidGive website ($1,500), selling and issuing BidGive or co-branded debit cards ($3,500), and then marketing the program in the area when the advertisement appears and the merchants supporting the debit cards are located ($5,000). We currently anticipate that approximately 75-90 days will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in a market.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2004, we had no off balance sheet arrangements.

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

During the three months ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities and Company Purchases of Equity Securities

During the three months ended March 31, 2004, we issued 32,400 shares of our common stock for a total of $40,500.  All of the securities were offered and sold through our officers and directors in reliance upon exemptions from registration either under Section 4(2) of the Securities Act or under Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder. All such transactions were private offerings made without advertising or public solicitation. Purchasers signed a subscription agreement acknowledging that they were purchasing shares for their own account and acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption is available. In addition, a restrictive legend was placed on all share certificates representing the shares.

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

31.1  Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

31.2  Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

32.1  Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2  Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

__________

        (*)

Filed herewith.

 (b)

Reports on Form 8-K.

On March 26, 2004, we filed a current report on Form 8-K to report the dismissal of Tim B. Palmieri, C.P.A. as our independent auditor and the appointment of Child, Sullivan & Company as our independent auditors for the period ending December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDGIVE INTERNATIONAL, INC.

Dated:  August 6, 2004

 By: _/s/  James P. Walker, Jr.________

James P. Walker, Jr., President and

Chief Executive Officer

Dated:  August 6, 2004

By: _/s/  Thomas W. Richardson______

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