Form 10QSB
period 2004-06-30
BIDGIVE INTERNATIONAL INC
filed 2004-08-16
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Commission File Number: 0-49999

BIDGIVE INTERNATIONAL, INC.

(Exact name of small business as specified in its charter)

Delaware	42-1617630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3229 Wentwood Dr., Suite 200 Dallas, Texas 75225
(Address of principal executive offices)

(972) 943-4185
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock on July 31, 2004: 6,313,810

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS
CURRENT ASSETS
Cash	$ 11,955	$ 846
Accounts Receivable	18,000	-

TOTAL CURRENT ASSETS	29,955	846

TOTAL ASSETS	$ 29,955	$ 846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 68,542	$ 43,851
Convertible Debt	17,000	-

TOTAL CURRENT LIABILITIES	85,542	43,851

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value
20,000,000 shares authorized, 6,258,810 and
6,225,380 shares issued and outstanding, respectively	6,258	6,225
Additional paid-in capital	70,853	16,636
Accumulated Deficit	(132,698)	(65,866)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(55,587)	(43,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 29,955	$ 846

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

REVENUES

Sales	$ 18,073	$ -	$ 18,920	$ -

EXPENSES
Selling, general, and administrative expenses	38,281	430	85,752	1,144

NET LOSS BEFORE TAXES	(20,208)	(430)	(66,832)	(1,144)

Income tax expense	-	-	-	-

TOTAL INCOME (LOSS)	$ (20,208)	(430)	$ (66,832)	$ (1,144)

Loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighed average common shares outstanding	6,242,095	465,780	6,246,357	465,780

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2003	2004
	(Unaudited)

OPERATING ACTIVITIES

Net loss	$ (430)	$ (66,832)
Adjustments to reconcile net loss
to cash used by operating activities:	-	-

Changes in operating liabilities and assets

Accounts receivable	732	(18,000)
Accounts payable and accrued expenses	1000	24,691
Increase/Decrease in shareholder loan	698	-

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	2,430	(60,141)

FINANCING ACTIVITIES

Issuance of common stock	-	54,250
Issuance of convertible debt	-	17,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	-	71,250

INCREASE (DECREASE) IN CASH	-	11,109

Cash at beginning of period	36	846

CASH AT END OF PERIOD	$ 36	11,955

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

Nature of Business

The financial statements presented are those of BidGive International, Inc. as of June 30, 2004. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so we are no longer in the development stage. We were originally incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. We were reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change our name and state of domicile.

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

Our revenues were $18,073 and $18,920 for the three months and six months ended June 30, 2004, respectively (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and credits on BidGive branded debit cards, and on discount local and long distance services.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues.  Our revenues increased to $18,920 during the six months ended June 30, 2004 from $0 during the six months ended June 30, 2003.  The increase in revenue from 2003 was due to the commencement of our operations.

Selling, general and administrative expenses.  Our selling, general and administrative expenses increased $84,608 or 7,396% to $85,752 during the six months ended June 30, 2004 from $1,144 during the six months ended June 30, 2003.  The increase was primarily due to costs associated with the re-incorporation merger, legal and accounting fees, and independent contractor fees.

Net loss.  The net loss was $66,832 during the six months ended June 30, 2004 compared to a net loss of $1,144 during the six months ended June 30, 2003. The increase was primarily due to costs associated with the reincorporation merger, legal and accounting fees, and independent contractor fees.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $24,691 or 56% to $68,542 as of June 30, 2004 from $43,851 as of December 31, 2003. The increase consisted almost entirely of professional fees, primarily to attorneys, related to the merger and registration processes. We intend to settle these liabilities with proceeds from our proposed public offering.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues.  Our revenues increased to $18,073 during the three months ended June 30, 2004 from $0 during the three months ended June 30, 2003.  The increase in revenue from 2003 was due to the commencement of our operations.

Selling, general and administrative expenses.  Our selling, general and administrative expenses increased $37,851 or 8,803% to $38,281 during the three months ended June 30, 2004 from $430 during the three months ended June 30, 2003.  The increase was primarily due to costs associated with the re-incorporation merger, legal and accounting fees, and independent contractor fees.

Net loss.  The net loss was $20,208 during the three months ended June 30, 2004 compared to a net loss of $430 during the three months ended June 30, 2003. The increase was primarily due to costs associated with the reincorporation merger, legal and accounting fees, and independent contractor fees.

Liquidity and Capital Resources

As of June 30, 2004, our consolidated balance sheet reflects current and total assets of $29,955 in comparison to $846 as of December 31, 2003, and current liabilities of  $85,542 in comparison to $43,851 as of December 31, 2003. This sum is anticipated to satisfy our cash requirements until September 2004. On February 2, 2004, we commenced revenue generating business and marketing operations by opening our first market in the Palm Beach/Boca Raton, Florida area.

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

Plan of Operations

In addition to the Palm Beach/ Boca Raton, Florida market, we are in the process of establishing additional markets in Newark, New Jersey; Long Island, New York; Philadelphia, Pennsylvania; and Toronto, Canada through joint venture partners and independent sales contractors, and in Dallas, Texas through our employees. Upon completion of the proposed offering, we intend to expand our programs into several other major markets.

We currently plan to open four new markets (cities/geographic areas) in the third quarter of fiscal year 2004 funded by our joint venture partners. These four markets are expected to be in Newark, New Jersey; Long Island, New York;

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

We are presently establishing the above listed markets, and currently plan to establish up to seven additional markets during the remainder of fiscal year 2004 to the extent we have the capital available to do so. The additional markets are currently expected to include Dallas, Boston, Los Angeles, Connecticut, Chicago, Atlanta, and Houston. The expected source of financing for these additional markets include joint venture partners, cash flow from operations, and proceeds from the proposed public offering.

Prior to the date of this report on Form 10-QSB, we have used funds provided by management and by private investors to pay for operations. If no significant amount of capital is raised in the proposed public offering, we will curtail our opening/launching of new markets until each city we have previously opened is self-sustaining. The initial cities of Palm Beach/Boca Raton, Newark, Long Island, Toronto, and Philadelphia are being opened at nominal out-of-pocket cost to us by using joint venture partners who are funding these initial launches in return for a minority share of the revenues and profits and/or shares of our common stock. We continue to expect to utilize venture partners for our initial funding and operations of the next four or more markets.  There are no pre-determined payments of cash that we are obligated to pay to any of our joint venture partners.  We intend to allocate a portion of the net proceeds of the proposed public offering to launching operations in additional cities. We currently anticipate hiring two additional full time employees in 2004 in the areas of marketing and operations to the extent necessary to support expanded business operations.

Events Subsequent to June 30, 2004

None.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2004, we had no off balance sheet arrangements.

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

During the three months ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities and Small Business Issuer Purchases of Equity Securities

On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into BidGive International, a Delaware corporation formed on such date and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger. The purpose of the reincorporation merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.” Each outstanding share of Rolfe Enterprises, Inc. common stock, par value $0.001, as of the date of the merger was converted into one share of BidGive International common stock, par value $0.001.

The rights of holders of shares of BidGive International common stock are substantially similar to the rights of holders of shares of the Rolfe Enterprises, Inc. common stock, except that holders of shares of BidGive International Common Stock have no preemptive rights.

BidGive International’s certificate of incorporation authorizes the issuance of 20,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 (none of which preferred shares are currently outstanding). Each record holder of shares of our common stock is entitled to one vote for each share held on all matters properly submitted to our stockholders for their vote. Our certificate of incorporation does not permit cumulative voting for the election of directors.

Holders of outstanding shares of our common stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of our affairs, holders are entitled to receive, ratably, our net assets as permitted under the Delaware General Corporation Law. Holders of outstanding shares of our common stock have no conversion, redemptive, or preemptive rights.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

During the second quarter of 2004, our majority stockholders approved, through action taken by consent and without a meeting, as authorized by Section 607.0704 of the Florida Business Corporation Act, the merger of Rolfe Enterprises, Inc. with and into BidGive International. This approval became effective on April 12, 2004.

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

31.1  Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

31.2  Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

32.1  Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2  Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

__________

        (*)

Filed herewith.

 (b)

Reports on Form 8-K.

On April 12, 2004, we filed a current  report on Form 8-K/A under items 1, 2 and 7 to report the pro forma financial statements related to its acquisition of the assets of BidGive Group, LLC.

On April 13, 2004, we filed a current report on Form 8-K under items 5 and 7 to report the consummation of the merger of Rolfe Enterprises, Inc. with and into BidGive International, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDGIVE INTERNATIONAL, INC.

Dated:  August 16, 2004

 By: _/s/  James P. Walker, Jr.________

James P. Walker, Jr., President and

Chief Executive Officer

Dated:  August 16, 2004

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