Form 10QSB
period 2004-09-30
BIDGIVE INTERNATIONAL INC
filed 2004-11-15
CIK 1111473

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

                        COMMISSION FILE NUMBER: 0-49999


                          BIDGIVE INTERNATIONAL, INC.

       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                    42-1617630


    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER

  INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)





                          3229 WENTWOOD DR, SUITE 200

                              DALLAS, TEXAS 75225

                   (Address of principal executive offices)



                                (972) 943-4185

               (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares outstanding of the registrant's common stock on September 30, 2004: 6,308,292

Transitional Small Business Disclosure Format (check one):  Yes_ _No_X__

                         BIDGIVE INTERNATIONAL, INC.
                                    INDEX

PART I.   Financial Information                                                                                               PAGE

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003                          3

          Condensed Consolidated  Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2004
          and 2003 (Unaudited)                                                                                                   4

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2004 and 2003 (Unaudited)                                                                                5

          Notes to Condensed Consolidated Financial Statements (Unaudited)                                                       6

  Item 2. Management's Discussion and Analysis or Plan of Operation                                                              7

  Item 3. Controls and Procedures                                                                                               10

PART II.

  Item 1. Legal Proceedings                                                                                                     10

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			                                        10

  Item 3. Defaults Upon Senior Securities                                                                                       10

  Item 4. Submission of Matters to a Vote of Security Holders                                                                   10

  Item 5. Other Information                                                                                                     10

  Item 6. Exhibits				                                                                                11

SIGNATURES                                                                                                                      13


                         PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                          BIDGIVE INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30, 2004            December 31,
                                                                 (Unaudited)                    2003

ASSETS
     CURRENT ASSETS
          Cash                                             $                  10,261            $            846
          Accounts Receivable                                                 20,000                           -

                                      TOTAL CURRENT ASSETS                    30,261                         846


                                              TOTAL ASSETS $                  30,261            $            846


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     CURRENT LIABILITIES
          Accounts payable and accrued expenses            $                  74,869            $         43,851
          Convertible Debt                                                    33,640                           -

                                 TOTAL CURRENT LIABILITIES                   108,509                      43,851

     STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value
     20,000,000 shares authorized, 6,308,292 and
     6,225,380 shares issued and outstanding, respectively                     6,308                       6,225
     Additional paid-in capital                                               70,798                      16,636
     Accumulated Deficit                                                   (155,354)                    (65,866)

                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (78,248)                    (43,005)

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $                  30,261             $           846


See Notes to Condensed Consolidated Financial Statements

                          BIDGIVE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the three months              For the nine months
                                                ended September 30,              ended September 30,
                                                2004           2003           2004            2003
                                                    (Unaudited)                      (Unaudited)

REVENUES

     Sales                                        $17,000      $       -    $    35,920        $       -

EXPENSES
     Selling, general, and administrative
     expenses                                        39,656          250         125,408           1,394

NET LOSS BEFORE TAXES                              (22,656)        (250)        (89,488)          (1,394)

     Income tax expense                                   -            -               -               -

TOTAL INCOME (LOSS)                      $          (22,656)       (250)    $   (89,488)     $     (1,394)

Loss per common share                    $           (0.00)$      (0.00)    $     (0.01)      $     (0.00)

Weighed average common shares outstanding
                                                  6,308,292    5,820,250       6,246,357        5,820,250

See Notes to Condensed Consolidated Financial Statements

                          BIDGIVE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 	 For the nine months
                                                                 	 ended September 30,
                                                             	  2004                     2003
                                                                           (Unaudited)

OPERATING ACTIVITIES

     Net loss                                                $     (89,488)      $          (1,394)
     Adjustments to reconcile net loss
          to cash used by operating activities:                           -                       -

Changes in operating liabilities and assets

     Accounts receivable                                           (20,000)                       -
     Accounts payable and accrued expenses                           31,018                   (500)
     Increase/Decrease in shareholder loan payable                        -                     698
     Increase/Decrease in shareholder receivable                          -                 (1,197)

                       NET CASH PROVIDED (USED) BY
                              OPERATING ACTIVITIES                 (78,470)                 (2,393)

FINANCING ACTIVITIES

     Issuance of common stock                                        54,245                   2,394
     Issuance of convertible debt                                    33,640                       -

                       NET CASH PROVIDED (USED) BY
                              FINANCING ACTIVITIES                   87,885                   2,394

                       INCREASE (DECREASE) IN CASH                    9,415                       1

Cash at beginning of period                                             846                      35

                             CASH AT END OF PERIOD             $     10,261                      36

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

Nature of Business

The financial statements presented are those of BidGive International, Inc. as of September 30, 2004. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so we are no longer in the development stage. We were originally incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. We were reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the reincorporation was to change our name and state of domicile.

Business Combination

On October 10, 2003, we entered into a Merger Agreement and Plan of Reorganization (the "Merger Agreement") with BBG Acquisition Subsidiary, Inc., a Texas corporation and our wholly-owned subsidiary (the "Merger Sub"), and BidGive Group, LLC, a Texas limited liability company. Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive Group, LLC was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% of membership interest in BidGive Group, LLC immediately prior to the effective time of the merger was converted into 57,446 shares of our $.001 par value common stock. The merger was accounted for as a reverse acquisition. At the effective date of the merger, BidGive Group, LLC had no assets or liabilities.

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


SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS


This Form 10-QSB contains forward-looking statements. These statements relate to future events or our future financial performance. You should exercise extreme caution with respect to all forward-looking statements contained in this Form 10-QSB. Specifically, the following statements are forward-looking:


   	- statements  regarding  our  overall   strategy   including,  without
      limitation, our intended markets, service offerings and our expected liquidity and capital resources;


   	- statements regarding the plans and objectives of our management for future operations, expectations for sales and marketing and the size and nature of the costs we expect to incur and the people and services we may employ;


   	- statements regarding anticipated trends in our business;


   	- statements regarding regulations that may affect us;


   	- statements regarding our competition and our ability to compete with third parties;


   	- any statements using the words  "anticipate," "believe," "estimate,"
      "expect,"   "intend,"   "may,"  "should,"  "would,"   "expect,"   "plan,"
      "predict," "potential," "continue" and similar words; and


   	- any statements other than historical fact.


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


BACKGROUND

      BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) ("we," "us," "our," or "BidGive International"), was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 (the "Exchange Act") by filing a registration statement on Form 10-SB on September 12, 2002. On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into (the "reincorporation merger") BidGive International, a Delaware corporation formed on such date and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger. The purpose of the reincorporation merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to "BidGive International, Inc."

      From the date of our incorporation through December 3, 2003, our only business activities were the organizational activities described above, including registration under the Exchange Act, and efforts to locate a suitable business opportunity for acquisition.

      On December 4, 2003, we acquired all of the assets of BidGive Group, LLC, a Texas limited liability company, through the merger (the "merger") of BidGive Group, LLC with and into BGG Acquisition Subsidiary, Inc., our wholly-owned subsidiary (the "Merger Sub"). BidGive Group, LLC was a start-up transitional company formed on May 28, 2003 to acquire certain assets from a developmental, non-operating company named BidGive, Inc. The assets which we acquired in the merger consisted of a development stage discount certificate business, the related website, and related proprietary technology and business model. This business model includes joint marketing and advertising with participating merchants to supply discount shopping, dining, and travel certificates for sale to the public on our website (http://www.bidgive.com) and the sharing of revenue proceeds with not-for-profits chosen by the individual purchasers. We are currently further developing the assets we acquired in the merger and have commenced operations of an e-commerce website through which we will offer and sell discount certificates, and other products and services as opportunities arise. On February 2, 2004, our website was activated and initial business operations were commenced, but to date we have generated only nominal revenues. Neither Rolfe Enterprises, Inc. nor BidGive Group, LLC, BidGive International's two predecessors, has ever been subject to any bankruptcy, receivership or similar proceedings.

      We have acquired written contracts with various restaurants and retail merchants desiring to participate in the BidGive programs to offer and sell dining and shopping certificates in Palm Beach/Boca Raton, Florida (32 written contracts to date), and are continuing to seek contracts with additional merchants. We have also begun the process of acquiring similar written contracts in Newark, New Jersey; Long Island, New York; Philadelphia, Pennsylvania; and Toronto, Canada, utilizing independent sales contractors and joint venture partners in these areas. In addition to actively pursuing local restaurants and retail merchants in all of the cities/geographic areas listed above, we are also in negotiations with national retail and restaurant chains pursuant to our plan of operations. We also have written agreements with Coventry Travel, a travel industry consolidator, to offer travel related services, and with Excel Communications, a division of VarTec Telecom, and i2 Foundation - Aidmatrix to provide local, long distance, and wireless telephone service.

      Our revenues were $17,000 and $35,920 for the three months and nine months ended September 30, 2004, respectively (unaudited). We derive our revenues from the sale of discount retail, dining and travel certificates and credits on BidGive branded debit cards, and on discount local and long distance services.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues. Our revenues increased to $35,920 during the nine months ended September 30, 2004 from $0 during the nine months ended September 30, 2003. The increase in revenue from 2003 was due to the commencement of our operations.

      Selling, general and administrative expenses. Our selling, general and administrative expenses increased $124,014 or 8,896.3% to $125,408 during the nine months ended September 30, 2004 from $1,394 during the nine months ended September 30, 2003. The increase was primarily due to costs associated with the reincorporation merger, operations, legal and accounting fees, and independent contractor fees.

      Net loss. The net loss was $89,488 during the nine months ended September 30, 2004 compared to a net loss of $1,394 during the nine months ended September 30, 2003. The increase was primarily due to costs associated with the reincorporation merger, operations, legal and accounting fees, and independent contractor fees.

      Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $31,018 or 70.7% to $74,869 as of September
30, 2004 from $43,851 as of December 31, 2003. The increase consisted almost entirely of professional fees, primarily to attorneys, related to the merger and registration processes. We intend to settle these liabilities with proceeds from our proposed public offering.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      Revenues. Our revenues increased to $17,000 during the three months ended September 30, 2004 from $0 during the three months ended September 30, 2003. The increase in revenue from 2003 was due to the commencement of our operations.

      Selling, general and administrative expenses. Our selling, general and administrative expenses increased $39,406 or 15,762.4% to $39,656 during the three months ended September 30, 2004 from $250 during the three months ended September 30, 2003. The increase was primarily due to costs associated with the reincorporation merger, operations, legal and accounting fees, and independent contractor fees.

      Net loss. The net loss was $22,656 during the three months ended September 30, 2004 compared to a net loss of $250 during the three months ended September 30, 2003. The increase was primarily due to costs associated with the reincorporation merger, operations, legal and accounting fees, and independent contractor fees.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, our consolidated balance sheet reflects current and total assets of $30,261 in comparison to $846 as of December 31, 2003, and current liabilities of $108,509 in comparison to $43,851 as of December 31, 2003. This sum is anticipated to satisfy our cash requirements until December 2004. On February 2, 2004, we commenced revenue generating business and marketing operations by opening our first market in the Palm Beach/Boca Raton, Florida area.

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

PLAN OF OPERATIONS

      In addition to the Palm Beach/ Boca Raton, Florida market, we are in the process of establishing additional markets in Newark, New Jersey; Long Island, New York; Philadelphia, Pennsylvania; and Toronto, Canada through joint venture partners and independent sales contractors, and in Dallas, Texas through our employees. Upon completion of our proposed public offering, we intend to expand our programs into several other major markets.

      To date, we have used funds provided by management and by private investors to pay for operations. The initial cities of Palm Beach/Boca Raton, Newark, Long Island, Toronto, and Philadelphia are being opened at nominal out-of-pocket cost to us by using joint venture partners who are funding these initial launches in return for a minority share of the revenues and profits and/or shares of our common stock. There are no pre-determined payments of cash that we are obligated to pay to any of our joint venture partners.

      We intend to allocate a portion of the net proceeds of our proposed public offering to hire additional employees. If our proposed public offering is fully subscribed, we currently anticipate hiring three additional full time employees in the areas of marketing and operations to support expanded business operations. If our proposed public offering is only 10% or 25% subscribed, we do not currently anticipate hiring any additional employees. If our proposed public offering is only 50% subscribed, we currently anticipate hiring one additional employee. If our proposed public offering is only 75% subscribed, we currently anticipate hiring two additional employees.

      We also intend to allocate a portion of the net proceeds of our proposed public offering to launch operations in additional cities. If our proposed public offering is fully subscribed, we plan to open 12 additional markets (cities/geographic areas) during fiscal year 2005. Each of our present programs (Dining, Retail, Travel and Telecom) will be launched and operated in each market. We plan to open four additional markets in the first quarter of fiscal year 2005. These four markets are expected to be in Newark, New Jersey; Long Island, New York; Philadelphia, Pennsylvania; and Toronto, Canada (BidGive Canada). These first four additional markets will be funded approximately 75% by our joint venture partners, with the remainder of the funding provided by the proceeds of our proposed public offering. After these first four additional markets are opened, we plan to use the proceeds of our proposed public offering to fund three additional markets during the second quarter of fiscal year 2005, three additional markets during the third quarter of fiscal year 2005, and two additional markets during the fourth quarter of fiscal year 2005. We expect that these additional markets will include the cities and/or states of Dallas, Boston, Los Angeles, Connecticut, Chicago, Atlanta, and Houston. To the extent that the proceeds of our proposed public offering are not sufficient to fund all 12 of these additional markets, we will not be able to open any additional markets for which funds are unavailable unless we obtain additional financing or sufficient working capital from our operations, and we will curtail our opening of additional markets until each market we have previously opened is self-sustaining. There is no assurance that we will receive sufficient proceeds from either our proposed public offering or from other sources, including future revenues, to fund opening the additional markets. There is also no assurance that we will receive any such proceeds in accordance with the proposed schedule for opening the additional markets.

      The detailed steps and estimated costs (if material) required to open a market include, obtaining the advertising rate from the participating media when implementing the advertising program, hiring and training sales representatives ($2,500), acquiring not-for-profit entity participation to assist in acquiring vendor and merchant participation and signed marketing participation agreements ($2,500), signing up the not-for-profit's individual members and issuing BidGive branded debit cards where appropriate ($2,500), receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates ($5,000), obtaining ad approval from the media, adding the merchants to the BidGive website ($1,500), selling and issuing BidGive or co-branded debit cards to the general public in the marketing area ($3,500), and then marketing the program in the area when the advertisement appears and where the merchants supporting the debit cards are located ($5,000). We currently anticipate that approximately 75-90 days will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in a market.

      We expect to run our first advertisement placement in each market after approximately 34 local retail merchants and 17 local restaurant merchants have signed marketing participation agreements. Based upon our actual results in the Palm Beach/Boca Raton market, we expect to receive an aggregate of approximately $10,000 in cash and $18,000 of value in the form of discount certificates and/or debit card credits from the participating merchants for each advertisement placement. Also based upon our actual results in the Palm Beach/Boca Raton market, we expect to run each advertisement placement for approximately 30 days at an expense of approximately $8,000, and anticipate that it will take an additional 30 to 60 days to sell the $18,000 in discount certificates and debit card credits from each advertisement placement. Accordingly, within 60 to 90 days of running the first advertisement placement, we expect to recoup our initial $22,500 in startup expenses for each market. We anticipate that each market will become profitable upon the successful completion of our second advertisement placement in such market.

EVENTS SUBSEQUENT TO SEPTEMBER 30, 2004

      None.

OFF-BALANCE SHEET ARRANGEMENTS

      During the three months ended September 30, 2004, we had no off balance sheet arrangements.

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

      During the three months ended September 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

      None.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.      OTHER INFORMATION

      None.

ITEM 6.      EXHIBITS


      (a)  Exhibits.

2.1 Merger Agreement and Plan of Reorganization, dated October 10, 2003, entered by and among Rolfe Enterprises, Inc., BGG Acquisition Subsidiary, Inc., Mid-Continental Securities Corp., and BidGive Group, LLC (filed as Exhibit 2.1 to BidGive International's Form 10-QSB filed on November 10, 2003, and incorporated herein by reference).

2.2. Merger Agreement and Plan of Reorganization, dated March 10, 2004, entered by and between Rolfe Enterprises, Inc. and BidGive International, Inc. (filed as Exhibit 10 to BidGive International's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.1   Certificate of Incorporation of BidGive International, Inc. (filed as
Exhibit 3 to BidGive International's Preliminary Information Statement on
Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.2 Bylaws of BidGive International, Inc. (filed as Exhibit 3 to BidGive International's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

10.1 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Personal Greetings, Inc., dated February 15, 2004 (filed as Exhibit 10.6 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.2 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Leonard Pearl, dated February 15, 2004 (filed as
Exhibit 10.5 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.3 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Terry Byer, dated February 15, 2004 (filed as Exhibit
10.4 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.4  Form of BidGive International, Inc. dining agreement (filed as Exhibit
10.4 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.5  Form of BidGive International, Inc. retail agreement (filed as Exhibit
10.5 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.6 Agreement between BidGive and Coventry Travel, dated January 5, 2004 (filed as Exhibit 10.6 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.7 Agreement between BidGive VarTec Telecom/Excel Communications and i2 Foundation - Aidmatrix, dated January 27, 2003 (filed as Exhibit 10.7 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.8 Agreement between BidGive and Data Mountain Solutions, dated December 2, 2003.

10.9 Form of BidGive International, Inc. confidentiality agreement for Independent Sales Consultants (filed as Exhibit 10.4 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.10 Form of BidGive International advertising participation agreement.

21.1  Subsidiaries of BidGive International.

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

        (*)Filed herewith.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BIDGIVE INTERNATIONAL, INC.


Dated:  November 15, 2004          By: _/s/  James P. Walker, Jr.________
                                     James P. Walker, Jr., President and
                                     Chief Executive Officer

Dated:  November 15, 2004         By: _/s/  Thomas W. Richardson______
                                     Thomas W. Richardson, Chief
                                      Financial Officer

                               INDEX TO EXHIBITS

2.1 Merger Agreement and Plan of Reorganization, dated October 10, 2003, entered by and among Rolfe Enterprises, Inc., BGG Acquisition Subsidiary, Inc., Mid-Continental Securities Corp., and BidGive Group, LLC (filed as Exhibit 2.1 to BidGive International's Form 10-QSB filed on November 10, 2003, and incorporated herein by reference).

2.2. Merger Agreement and Plan of Reorganization, dated March 10, 2004, entered by and between Rolfe Enterprises, Inc. and BidGive International, Inc. (filed as Exhibit 10 to BidGive International's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.1   Certificate of Incorporation of BidGive International, Inc. (filed as
Exhibit 3 to BidGive International's Preliminary Information Statement on
Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.2 Bylaws of BidGive International, Inc. (filed as Exhibit 3 to BidGive International's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

10.1 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Personal Greetings, Inc., dated February 15, 2004 (filed as Exhibit 10.6 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.2 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Leonard Pearl, dated February 15, 2004 (filed as
Exhibit 10.5 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.3 Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Terry Byer, dated February 15, 2004 (filed as Exhibit
10.4 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.4  Form of BidGive International, Inc. dining agreement (filed as Exhibit
10.4 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.5  Form of BidGive International, Inc. retail agreement (filed as Exhibit
10.5 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.6 Agreement between BidGive and Coventry Travel, dated January 5, 2004 (filed as Exhibit 10.6 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.7 Agreement between BidGive VarTec Telecom/Excel Communications and i2 Foundation - Aidmatrix, dated January 27, 2003 (filed as Exhibit 10.7 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.8 Agreement between BidGive and Data Mountain Solutions, dated December 2, 2003.

10.9 Form of BidGive International, Inc. confidentiality agreement for Independent Sales Consultants (filed as Exhibit 10.4 to BidGive International's Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.10 Form of BidGive International advertising participation agreement.

21.1  Subsidiaries of BidGive International.

31.1 Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

31.2 Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

32.1 Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2 Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*
_________

        (*)Filed herewith.