Form 10KSB
period 2004-12-31
BIDGIVE INTERNATIONAL INC
filed 2005-04-13
CIK 1111473

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                    _______________________________________


                                  FORM 10-KSB


 { X } ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004.


{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

                          BIDGIVE INTERNATIONAL, INC.
                (Name of small business issuer in its charter)

           Delaware                   0-49999                     13-4025362
(State or other jurisdiction of  Commission file number  (I.R.S. Employer Identification No.)
incorporation or organization)

                         3229 WENTWOOD DR., SUITE 200
                              DALLAS, TEXAS 75225
          (Address of principal executive office including zip code)

                                (972) 943-4185


                       (Registrant's telephone number)


     Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act
                    Common Stock, Par Value $.001 Per Share
                               (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form {X}


State Issuer's revenues for most recent fiscal year: $25,920

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0


The number of shares outstanding of registrant's common stock, $.001 par value per share, as of March 31, 2005, was 6,308,292 shares.


Transitional Small Business Disclosure Format (check one): Yes { } No {X}

                         BIDGIVE INTERNATIONAL, INC.


                       2003 ANNUAL REPORT ON FORM 10-KSB


                                    INDEX


PART I.                                                                                                 Page
Item 1.   Description of Business                                                                          5
Item 2.   Description of Property                                                                         12
Item 3.   Legal Proceedings                                                                               12
Item 4.   Submission of Matters to a Vote of Security Holders                                             13
PART II.
Item 5.   Market for Common Equity and Related Stockholder Matters                                        13
Item 6.   Management's Discussion and Analysis or Plan of Operation                                       16
Item 7.   Consolidated Financial Statements                                                               20
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
                                                                                                          32
Item 8A.  Controls and Procedures                                                                         32
Item 8B   Other Information.                                                                              33
PART III.
Item 9.   Directors and Executive Officers of the Registrant                                              33
Item 10.  Executive Compensation                                                                          36
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
                                                                                                          37
Item 12.  Certain Relationships and Related Transactions                                                  37
Item 13.  Exhibits                                                                                        38
Item 14.  Principal Accountant Fees and Services                                                          40
SIGNATURES                                                                                                41

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


         - any statements using the words "anticipate," "believe," "estimate," "expect," "intend," "may," "will," "should,"
         "would," "expect," "plan," "predict," "potential," "continue" and similar words; and


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

ITEM 1.     DESCRIPTION OF BUSINESS.


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

Pursuant to a merger agreement and plan of reorganization dated October 10, 2003 (the "merger agreement"), entered into by and among Rolfe Enterprises, Inc. (BidGive International's predecessor), the Merger Sub, Mid-Continental Securities Corp. (our largest stockholder on the date the merger agreement was executed), and BidGive Group, LLC (a Texas limited liability company), effective as of December 4, 2003, BidGive Group, LLC was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% membership interest in BidGive Group, LLC which was issued and outstanding immediately prior to the effective time of the merger was converted into 57,446 shares of our common stock. As a result of the merger, the former members of BidGive Group, LLC became the holders of 92.5% of our issued and outstanding common stock effective as of December 4, 2003. BidGive Group, LLC was a start-up transitional company formed on May 28, 2003 to acquire certain assets from a developmental, non-operating company named BidGive, Inc. Neither Rolfe Enterprises, Inc. nor BidGive Group, LLC, BidGive International's two predecessors, has ever been subject to any bankruptcy, receivership or similar proceedings.

In anticipation of completion of the merger transaction with BidGive Group, LLC, we completed a recapitalization of our common stock. Prior to the recapitalization, we had a total of 5,822,250 shares of common stock issued and outstanding. As part of the recapitalization, we first completed a 2:1 forward stock division that increased our issued and outstanding common stock to 11,644,500 shares, and simultaneously increased our authorized common stock from 10,000,000 to 20,000,000 shares, par value $.0005. After completion of the forward division and the increase in the number of authorized shares of common stock, we completed a 1:25 reverse stock split which reduced the number of issued and outstanding shares of common stock from 11,644,500 to 465,780, and also increased the par value per share of common stock back to $.001, but did not reduce the number of authorized shares of common stock.

Following completion of the merger, the former members of BidGive Group, LLC owned a total of 5,744,600 shares of common stock, or 92.5% of our issued and outstanding common stock, and our former stockholders owned a total of 465,780 shares of common stock, or 7.5% of our issued and outstanding common stock.

DEVELOPMENT OF BUSINESS OF BIDGIVE GROUP, LLC

BidGive Group, LLC was a start-up transitional company that acquired certain assets from a developmental, non-operating company named BidGive, Inc. related to its discount certificate business. The assets acquired consisted of the discount certificate business operations under development, the "BidGive" name and slogans, and a non-operating website (http://www.bidgive.com).

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

We have acquired written contracts with various restaurants and retail merchants desiring to participate in the BidGive programs to offer and sell dining and shopping certificates in Palm Beach/Boca Raton, Florida (32 written contracts to date), and are continuing to seek contracts with additional merchants. We have also begun the process of acquiring similar written contracts in Newark, New Jersey; Long Island, New York; Dallas, Texas; and Toronto, Canada, utilizing independent sales contractors and joint venture partners, although we are not yet offering dining and shopping certificates for sale in these markets. In addition to actively pursuing local restaurants and retail merchants in all of the markets listed above, we are also in negotiations with national retail and restaurant chains pursuant to our plan of operations. Generally, the material terms of the written agreements require us to market the discounts provided by the vendors in exchange for a share of the discount, and require the vendors to agree to provide the negotiated discounts, accept BidGive certificates/credits submitted by purchasers, and participate in marketing efforts. Under the cooperative advertising certificate program, the purchaser receives a 30% discount off the normal retail price of the purchases from participating vendors, and an additional 5% of the normal retail price goes to the purchaser's selected charity. When merchants elect to participate and advertise through BidGive, they pay for part of the advertising cost by specifying the number of certificates that will be redeemable at their establishments. BidGive generates revenues from the difference between the advertisement rates it negotiates with publishers and the advertising fees charged to the participating vendors. We hold the discounts and certificates as inventory in the sense that the written advertising participation agreements provide for a specified number of certificates per each advertisement a vendor participates in or a standard discount given to BidGive debit cardholders (as discussed below), as maintained on our website by our inventory control software. The discounts and certificates will not be sold on a consignment basis.

We also have a written agreement with Coventry Travel, a travel industry consolidator, to offer travel related services. Coventry Travel provides all travel fulfillment services, including a toll-free customer service call center, in exchange for 20% of the $50 travel voucher cost when voucher purchasers contact Coventry Travel through our toll-free number. Either BidGive International or Coventry may cancel the agreement upon reasonable notice, but Coventry must honor all travel vouchers sold prior to cancellation. We previously offered a discount telecom program to our customers, but in November 2004 this program was discontinued. We received nominal revenues (less than 1% of total revenues) from the telecom program prior to its discontinuance. We currently intend to reinstate the program during the second quarter of 2005.
In November 2004, we added an online mall to our business through execution of a company called Linkshare. We are permitted to establish "check through" links on our website with individual merchants in Linkshare's network and to offer discounts and royalties to our customers. We receive a small percentage of each transaction from the merchant, and our patrons receive a stated discount (generally 1 - 5%) and the non-profit designated by the patron receives a royalty under our standard disbursement process. During 2004 our revenues from the online mall were nominal, and less than 1% of revenue.

Our joint venture partner in Palm Beach/Boca Raton, Florida is Ms. Terry Byer. Our joint venture partner in Newark, New Jersey and Long Island, New York is Personal Greetings, Inc. Our joint venture partner in Toronto, Canada is Mr. Leonard Pearl. The material terms of our agreement with each of the venture partners are nearly identical: they act as our local agents in recruiting and managing independent sales contractors and acquiring merchants and local charities to participate in our programs, and they pay for the initial advertisement in their local paper or other media to launch operations in the area, in exchange for compensation in the form of either shares of our common stock or a percentage of the net revenues generated through their locations, or a combination of both stock and revenue sharing-Ms. Byer in Florida will receive 10,000 shares of our common stock but no revenue sharing; Personal Greetings, Inc. in the Northeast area will receive 50% of the net profits generated by the operations in the Northeast area with a monthly advance against commissions after the completion of this public offering; and Mr. Pearl in Canada will receive 35,000 shares of our common stock and 50% of the net profits generated in Canada up to a maximum of $9,000 per month. Further, as part of each agreement, if the individual joint venture was established on a revenue sharing basis, we have the right at our option to purchase the joint venture partners' interests in the operations in exchange for shares of our common stock. Ronald Gardner, who is employed by our joint venture partner, Personal Greetings, Inc. ("PGI"), is also a Director of BidGive International, and both Mr. Gardner, individually, and PGI hold shares of our common stock.

In general, our business model is based on the following steps: with the cooperative advertising certificate program we purchase advertising space in publications (such as local newspapers) and other media (such as billboards), subdivide the ad space and sell smaller ad space to select merchants in association with our total marketing program. The merchants will pay half of the purchase price for their advertising space in cash, with the remaining half of the purchase price payable in the form of discount certificates (in denominations of $50 or $100) that are redeemable at their business establishments. We will also offer the merchants the opportunity to provide slightly reduced (3-20%) but constant discounts to our participating members through our branded BidGive debit card affinity program, which is presently under development. Our debit card will be issued by established banks in conjunction with either Visa or MasterCard, and will complete transactions using their established technology as with any other debit card. Similar to the certificate program, we will approach merchants to provide discounts to members participating in our debit card program (constant discounts under the debit card) that pay for their goods and services purchases with the BidGive debit card. As with the certificate program, a portion of the monies will go to a charity selected by the purchaser. BidGive International will receive a portion of the discount savings. We receive revenue from retail and dining advertisers in the form of cash and discount certificates when advertisers participate in our marketing programs, and from customers in the form of cash (credit/debit card charges) when customers purchase the discount retail and dining certificates through our website or toll-free telephone number, or use their BidGive debit card with the affinity purchasing program. We receive revenue in the form of cash (credit/debit card charges) when customers purchase travel vouchers, which give them access to savings on travel through our contract with Coventry Travel. Historically, the percentages of revenues generated by each of our business segments were: retail - 50%, dining - 45%, travel - 3%, and telecom - 2%. Our telecom program has since been temporarily discontinued while we locate a new telephone service provider. As we increase our marketing and advertising efforts, we expect travel, and, once we engage a new telephone service provider, telecom, to increase to 5% and 3% of our revenues, respectively, with retail and dining falling to 47% and 45% of our revenues, respectively. Our standard discount for retail and dining certificates is 30%, and in conjunction with each purchase we agree to pay a royalty (generally 5%) to the purchaser's charity of choice. The constant discount under the affinity debit card program ranges from 3% to 20% depending upon the merchant, with royalties (divided between us and the purchaser's charity of choice) ranging from 1% to 5% depending upon the discount provided to the purchaser. Under our business model of using venture partners and independent contractors to open markets, the addition of future markets should only require nominal resources of our time and money.

DESCRIPTION OF INDUSTRY

The online commerce market is new, rapidly evolving and growing, and competitive. We expect significant competition because barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost; however, the threat of patent enforcement litigation relating to our proprietary, patent-pending business model (as described above under "Principal Products and Services") should help to protect our competitive position within our industry. Business methods are now considered patentable subject matter. As with all patentable subject matter, the business method must merely meet the dual requirements of being novel and non-obvious. As a result, we have prepared and filed a patent application to cover the unique components of our business model. When issued, the patent should deter others from utilizing a business model having the components covered in the issued claims. (See "Proprietary Technology" for additional information on our patent application.) There are numerous companies and websites through which discount certificates may be purchased on various terms, some of which will compete on some level with us, but none of which, to the best of our knowledge, bring all the elements together as we do-the "elements" being a discount to the purchaser with a royalty paid to the not-for-profit and advertising and increased traffic and sales to the merchant. Our business model encourages increased traffic to the merchant because purchasers must either physically visit the merchant's establishment or visit the merchant's website in order to redeem their certificates or use their BidGive debit cards to purchase goods and services at a discount. Although we will seek to establish a unique niche for our business and protect our business model patent, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we currently have available.

MARKETING AND DISTRIBUTION STRATEGIES

Our marketing is divided into four areas. First, is the marketing of its program to retail merchants, service providers and restaurants. The purpose of this marketing is to acquire credits from the providers, and generally a cash payment, in exchange for inclusion in our marketing program to the public.

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

We have started and are actively pursuing the first three marketing phases above in Palm Beach/Boca Raton, Florida; and are completing the marketing phases in Newark, New Jersey;

Long Island, New York, and Toronto, Canada through our joint venture partners using independent sales contractors paid on a commission basis to obtain retail and dining vendor participation and the signed marketing agreements, while at the same time our employees approach the participating not-for-profits and their major corporate supporters to increase awareness of the BidGive opportunity among their members. We are opening the market in our corporate hometown of Dallas, Texas. We are developing the business on a city-by-city basis using joint venture partners and independent contractors to secure the participating vendors in order to avoid the need to pay for a large sales force in advance of sales, or significantly expand our infrastructure in advance of anticipated sales. Generally, the independent sales contractors will be paid commissions as follows: (i) $100 of the first month's cash received by us from Retail and Dining program fees; (ii) 50% of the subsequent monthly Retail and Dining program fees paid to us by each merchant; and (iii) a 7% commission on add-on advertising (i.e., newsprint, billboard, radio, cable, etc.) and a 7% commission on all dining and restaurant certificate sales. Once a market is selected and the volume of vendors that the independent sales contractor(s) produce can be predicted with reasonable certainty, we will have opportunity to determine if our computer hosting, call center or staff capabilities will need to be enhanced. The sale of BidGive certificates to the public usually begins 45-60 days after vendor acquisition. We are currently selling retail and dining certificates on our website and through our toll-free number covering merchants in the Palm Beach/Boca Raton, Florida area. We are also offering travel vouchers nationwide through our website, and intend to offer telecom services again once we engage a new telephone service provider.

We will market our business to merchants by promoting the concept that they will receive additional exposure, community goodwill, and increased traffic and sales through association with the participating not-for-profits and the promotional campaigns they conduct. Our business model encourages increased traffic and sales to the merchant because purchasers must either physically visit the merchant's establishment or visit the merchant's website in order to redeem their certificates or use their BidGive debit cards to purchase goods and services at a discount.

There are two ways for a customer to purchase a BidGive certificate. The customer can go to our website to register and purchase the certificate, or can call a toll-free number (to a call center operated by Data Mountain Solutions, Inc.) to purchase the certificate. Payments are made by credit card and the certificates generally expire six months from the date of purchase. The BidGive certificate can be used by the purchaser or given as a gift to be used by the recipient. The material terms of the written agreement with Data Mountain Solutions, Inc. ("DMS") require DMS to provide turnkey call center set-up and monitoring services for order placement and certificate redemption, for a $350 monthly fee. Either party may cancel the agreement upon 30 days' written notice, and DMS may adjust its rates or modify the terms and conditions of the agreement upon 60 days' notice. The contract is on a month-to-month basis, required an initial set up fee of $1,000, and has per minute costs of $.11.

COMPETITION

Several companies offer some components of our sales and fund-raising programs. We expect to be competitive primarily on the basis of price and by seeking to provide certificates and debit cards which offer a discount with a commercial/philanthropic combination (most competitors offer either a price discount or a royalty to a charity, but not both-we provide both a discount and a royalty). We also expect to compete through reputation by offering discount certificates from merchants that do not frequently offer discounts. As a new company, we are not yet fully competitive within the industry, and most of our potential competitors are more established and presently have greater financial resources than we do.

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

PROPRIETARY TECHNOLOGY

On October 23, 2003, we, by and through our individual officers, filed a provisional patent application with the United States Patent and Trademark Office covering our proprietary business model (as described above under "Principal Products and Services"). Since 1995, the United States Patent and Trademark Office has offered inventors the option of filing a provisional application for patents. The provisional patent application process was designed to provide a lower-cost first patent filing in the United States, among other goals. A provisional patent application allows filing without a formal patent claim, oath or declaration, or any information disclosure (prior art) statement. It provides the means to establish an early effective filing date in a non-provisional patent application, and also allows the term "Patent Pending" to be applied. A provisional patent application is valid for 12 months from the date originally filed, and this 12-month pendency period cannot be extended. On October 21, 2004, we filed a corresponding non-provisional patent application (U.S. Serial Number 10/970,838, "System and Method for Charitable Organization-Branded Marketing") in order to benefit from the earlier filing date for the provisional patent application. The non-provisional patent application has not yet been approved. When a non-provisional patent is issued, the patent should deter others from utilizing a business model having the components covered in the issued claims. Until a non-provisional patent is issued, we cannot use the patent application as a direct enforcement tool to prevent others from engaging in infringing activities. However, we may legally commercialize our business model under the "patent pending" notice, providing some deterrent value against would-be competitors. Additionally, since infringing activities that occur prior to the issuance of a patent can be addressed retrospectively (up to 6 years) once the patent issues, this provides additional deterrence to would-be competitors.

Portions of our proprietary business model, including portions of our software and mode of operations, are also protected as trade secrets through confidentiality agreements with our employees, our independent contractors, and our joint venture partners and through other standard security measures. The terms of our confidentiality agreements are broad and include prohibitions against using our client lists or any confidential information or trade secrets outside of our business, diverting any of our business opportunities, and noncompetition provisions preventing the solicitation of any of our participants without our written permission for a specified period of time after termination of services. We intend to use these protections to protect our proprietary business model from direct competition by foreclosing the ability of potential competitors from using a similar discount/charitable contribution model or process in their business, or from using our client list or approaching participants in the BidGive program. We are also in the process of filing trade name and trademark applications to register the "BidGive" name and mark, the names of our products, and our slogan ("Where Saving is Giving").

GOVERNMENT REGULATION

We are not currently aware of any existing federal, state, governmental regulations which are specific to our industry. Potential future regulations may include sales and/or use taxes, which expenses would then be passed on to the participating merchants or customers. We are only aware of one Internet regulation that could potentially currently affect our business. Recent California legislation with an effective date of July 1, 2004 requires Internet companies that collect and maintain personally identifiable information from persons residing in California for commercial purposes to comply with certain privacy policy requirements; however, we are not currently marketing our products in California and have no customers that reside in California. We will continue to monitor and comply with additional Internet regulations as they become effective and applicable to us.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                   PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

If a trading market does develop for our shares it is likely to be subject to restrictions imposed by the penny stock rules. The Securities and Exchange Commission has adopted rules which regulate broker-dealer practices in "penny stocks," which generally means stocks with a price of less than $5.00. Prior to engaging in a certain transactions involving a penny stock, broker-dealers must make a special written determination that it is a suitable investment for the purchaser and must receive the purchasers' written consent to the transaction and written acknowledgement of receipt of a risk disclosure statement. The broker-dealer must also provide the customer with information regarding the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and a monthly account statement showing the market value of each penny stock held.
 These disclosure requirements will have the effect of making it more difficult for an active trading market to develop in our stock and for an investor in the proposed public offering to sell shares of our common stock in the secondary market.

None of our common equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock. We have not agreed to register any common stock under the Securities Act of 1933 (the "Securities Act") for sale by our security holders, although we reserve the right to do so in the future. Other than the proposed public offering, there are no common equities of BidGive International that are proposed to be, or have been proposed to be, publicly offered by us, the offering of which could have a material effect on the market price of our common stock.

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

At December 31, 2004, we had 6,308,292 shares of Common Stock outstanding and had approximately 177 stockholders of record.

We currently have no securities authorized for issuance under any equity compensation plans.

We have never declared any cash dividends on our common stock, and do not anticipate declaring dividends in the foreseeable future.


                    RECENT SALES OF UNREGISTERED SECURITIES

      NAME                         DATE             SECURITIES SOLD  PURCHASE PRICE PER SHARE AGGREGATE PURCHASE
												PRICE
Shai Rappaport1                    March 2, 2004       4,000 shares4         $1.25                $  5,000
Saleem Lakdawala1                  February 10, 2004   2,000 shares4         $1.25                $  2,500
Jack Weiner1                       February 6, 2004    12,000 shares4        $1.25                $ 15,000
John Peiser1                       February 3, 2004    8,000 shares4         $1.25                $ 10,000
Joseph Pioppi2                     January 22, 2004    2,400 shares4         $1.25                $  3,000
PGI, Inc.1                         January 20, 2004    2,000 shares4         $1.25                $  2,500
Frank Pioppi2                      January 9, 2004     2,000 shares4         $1.25                $  2,500
Neil Berwish1                      December 5, 2003    5,000 shares4         $1.25                $  6,250
Phil Berwish9                      December 5, 2003    5,000 shares5         $1.259               $  6,250
David Peterson9                    December 5, 2003    5,000 shares5         $1.259               $  6,250
BidGive, Inc.3                     October 2, 2003     3,094,009 units6      Assets                    N/A
Ali Tekbali1                       September 30, 2003  30,000 units7         $1.25                $ 37,500
Les Maund9                         September 30, 2003  20,000 units6         $1.259               $ 25,000
Natalie Retamar1                   September 29, 2003  4,000 units7          $1.25                $  5,000
Terry Byer1                        September 29, 2003  8,000 units7          $1.25                $ 10,000
PGI, Inc.1                         September 16, 2003  1,600 units7          $1.25                $  2,000
Robert Schneiderman1               August 14, 2003     6,000 units7          $1.25                $  8,000
PGI, Inc.1                         August 13, 2003     8,000 units7          $1.25                $ 10,000
Peter & Julie Andreesen1           June 3, 2003        50,000 unit7          $0.50                $ 25,000
Peter & Lisa Luthringer1           November 11, 2002   2,000 shares8         $0.50                $  1,000
Mid-Continental Securities Corp.3  June 25, 2002       2,000,000 shares8     $0.001               $  2,000
Mid-Continental Securities Corp.3  June 17, 2002       770,000 shares8       $0.001               $    770
Mid-Continental Securities Corp.3  January 8, 2002     150,000 shares8       $0.001               $    150
Mid-Continental Securities Corp.3  December 21, 2001   250,000 shares8       $0.001               $    250
Mid-Continental Securities Corp.3  December 19, 2001   500,000 shares8       $0.001               $    500
Mid-Continental Securities Corp.3  July 24, 2001       408,750 shares8       $0.001               $    408.75
Mid-Continental Securities Corp.3  April 18, 2001      385,000 shares8       $0.001               $    385

      1 We made a determination that each such purchaser was an accredited investor as that term is defined under Regulation D promulgated under the Securities Act, based in part upon representations made in each such purchaser's executed subscription agreement and financial information about each such purchaser provided therein. Each such purchaser also represented to us that he or she received all information he or she considered necessary in determining whether to purchase our common stock (or the units of BidGive Group, LLC prior to its merger with our predecessor, as the case may be).

      2 We made a determination that each such purchaser was an accredited investor as that term is defined under Regulation D promulgated under the Securities Act, based in part upon representations made by each such purchaser. Each such purchaser also represented to us that he or she received all information he or she considered necessary in determining whether to purchase our common stock.

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

      8 Sale of Rolfe Enterprise, Inc.'s common stock pursuant to Section 4(2) of the Securities Act. This sale occurred prior to the 2:1 forward stock division, the 1:25 reverse stock split, and the merger of Rolfe Enterprises, Inc. into BidGive International.

      9 Value of services rendered to us: Phil Berwish and David Peterson are recent additions to our advisory board-each member of the advisory board is granted 5,000 shares of common stock in lieu of any cash compensation for their availability, expertise, and guidance in establishing and expanding our business operations. Les Maund has provided and continues to provide, without cash compensation by us, necessary print and webpage design and development services for our advertising element, and was granted 20,000 shares of our common stock for such services. We made a determination that each such person either (i) was an accredited investor as that term is defined under Regulation D promulgated under the Securities Act, or (ii) either alone or with his or her purchaser representative(s) had sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in, and received all information he, she or it considered necessary in determining whether to purchase our common stock, in each case based in part upon representations made by each such person.

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


ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, our consolidated balance sheet, which reflects the effect of the merger, reflects current and total assets of $15,344 in comparison to $846 for the twelve months ended December 31, 2003, and total current liabilities of $163,758 in comparison to $43,851 for the twelve months ended December 31, 2003. On February 2, 2004, we commenced revenue generating business and marketing operations by opening our first market in the Palm Beach/Boca Raton, Florida area. Cash on hand on March 15, 2005 was approximately $5,000. This sum is anticipated to satisfy our cash requirements through April 2005. We expect to raise additional capital sufficient to support our operations after April 2005 through the issuance of short-term convertible debt. In the event that we are not able to raise such capital, we will be required to significantly curtail our operations to the extent that they can be financed with ongoing operations and proceeds provided by joint venture partners.

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of proceeds from our current offering on Form SB-2 and revenues generated by ongoing operations. We may not receive any significant amount of proceeds from either this offering or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we do not receive significant proceeds from this offering and are unable to raise additional capital from other sources, we will be required to limit our operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail our expansion plans to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing.

During the year ended December 31, 2004, we issued a total of $47,990 of short-term convertible debt, bearing interest at rates ranging from 6-10% with due dates ranging from May 9, 2005 to September 30, 2005. The notes require a lump sum payment of principal and accrued interest on their respective due dates. The debt is convertible into shares of our common stock at any time at conversion rates ranging from $1.25 per share to $1.50 per share; however, we have reserved the right to pay off any part or the entire principal and accrued interest on the notes in cash prior to conversion, even if the note holder has elected to convert. Accordingly, we have not recorded additional costs of borrowing (interest) for the potential benefits of the conversion features. The conversion prices were determined using prices at which we had most recently issued shares of common stock as of the date each borrowing was made. The conversion prices are subject to customary anti-dilution protections. No debt is currently past due and no debt has been converted into stock.

RESULTS OF OPERATIONS

We launched our operations and commenced revenue generating business and marketing operations with the opening of our first market in the Palm Beach/Boca Raton, Florida area on February 2, 2004. To date, we have generated only nominal revenues. The $ 185,579 in expenses we incurred for the fiscal year ended December 31, 2004 consisted primarily of costs associated with the merger and the public offering, legal and accounting fees, general operating expenses, and independent contractor fees.

PLAN OF OPERATIONS

In addition to the Palm Beach/ Boca Raton, Florida market, we are in the process of establishing additional markets in Newark, New Jersey; Long Island, New York; and Toronto, Canada through joint venture partners and independent sales contractors, and in Dallas, Texas through our employees. Upon completion of this offering, we intend to expand our programs into several other major markets.

Prior to the date of this registration statement, we have used funds provided by management and by private investors to pay for operations. The initial cities of Palm Beach/Boca Raton, Newark, Long Island and Toronto are being opened at nominal out-of-pocket cost to us by using joint venture partners who are funding the major cost of these initial launches in return for a minority share of the revenues and profits and/or shares of our common stock.

We intend to allocate a portion of the net proceeds of this offering to hire additional employees. If this offering is fully subscribed, we currently anticipate hiring three additional full time employees in the areas of marketing and operations to support expanded business operations. If this offering is only 10% or 25% subscribed, we do not currently anticipate hiring any additional employees. If this offering is only 50% subscribed, we currently anticipate hiring one additional employee. If this offering is only 75% subscribed, we currently anticipate hiring two additional employees. The estimated time frame for hiring additional employees and estimated expense depends entirely on when the registration statement becomes effective and we obtain the necessary public funding. The Company estimates hiring personnel as necessary within ninety days of obtaining funding as described, with estimated salary expenses in the $50,000 - $75,000 range.

We also intend to allocate a portion of the net proceeds of this offering to launch operations in additional cities. If the offering is fully subscribed, we plan to open up to 12 additional markets (cities/geographic areas) during fiscal year 2005. Each of our present programs (Dining, Retail, and Travel) and our Telecom program (once a new telephone service provider has been engaged) will be launched and operated in each market. We plan to open three to five new markets in the first two quarters of fiscal year 2005. These markets are expected to be in Newark, New Jersey; Long Island, New York; Dallas, Texas and Toronto, Canada (BidGive Canada). These first additional markets will be funded approximately 75% by our joint venture partners, except for Toronto, which requires venture partner Leonard Pearl to pay all costs of opening the Canadian territory, and Dallas, which is being opened by Company employees, with the remainder of the funding provided by the proceeds of this offering. See "Description of

Business-Principal Products and Services" for additional information regarding the material terms of the agreements with our joint venture partners. After these first additional markets are opened, we plan to use the proceeds of this offering to fund seven to nine additional markets during the remainder of fiscal year 2005, three to four additional markets during the third quarter of fiscal year 2005, and four to five additional markets during the fourth quarter of fiscal year 2005. We expect that these additional markets will include the cities of Philadelphia, Boston, Los Angeles, Connecticut, Chicago, Atlanta, Las Vegas, San Francisco, and Houston. To the extent that the proceeds of this offering are not sufficient to fund all 12 of these additional markets, we will not be able to open any additional markets for which funds are unavailable unless we obtain additional financing or realize sufficient working capital from our operations, and we will curtail our opening of additional markets until each market we have previously opened is self-sustaining. In addition to the new markets to be opened in the first two quarters of 2005, in the event this offering is 75% subscribed, we expect to open five additional markets during the remainder of fiscal year 2005; in the event this offering is 50% subscribed, we expect to open two additional markets during the remainder of fiscal year 2005; and in the event this offering is 25% subscribed, we expect to open no additional markets during the remainder of fiscal year 2005. There is no assurance that we will receive sufficient proceeds from either this offering or from other sources, including future revenues, to fund opening the additional markets. There is also no assurance that we will receive any such proceeds in accordance with the proposed schedule for opening the additional markets.

The detailed steps, estimated time frames and estimated costs required to open a market include: Step 1-obtaining the advertising rate from the participating media when implementing the advertising program, hiring and training sales representatives (10-14 days, $2,500); Step 2-acquiring not-for-profit entity participation to assist in acquiring vendor and merchant participation and signed marketing participation agreements (14-21 days, $2,500); Step 3-signing up the not-for-profit's individual members and issuing BidGive branded debit cards where appropriate (14-21 days, $2,500); Step 4-receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates (5-7 days, $5,000); Step 5-obtaining ad approval from the media, adding the merchants to the BidGive website (5-7 days, $1,500); Step 6-selling and issuing BidGive or co-branded debit cards to the general public in the marketing area (7-10 days, $3,500); and Step 7-marketing the program in the area when the advertisement appears and where the merchants supporting the debit cards are located (7-10 days, $5,000). Based upon these estimated time frames, we currently anticipate that approximately 75-90 days and $22,500 will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in a market. Our joint venture partners will be responsible for 100% of the costs associated with Steps 1, 2, 6 and 7 and approximately 75% of the costs associated with Steps 3, 4 and 5, which leaves us responsible for approximately $2,250 of the $22,500 required to open a market. To the extent that the proceeds of this offering are not sufficient to fund our expenses for each step for a market, we will not be able to open such market unless we obtain additional financing or realize sufficient working capital from our operations.

OFF-BALANCE SHEET ARRANGEMENTS


During the year ended December 31, 2004, we had no off-balance sheet arrangements.

ITEM 7.     FINANCIAL STATEMENTS.

See following pages.

                          BIDGIVE INTERNATIONAL, INC.

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          WITH REPORT OF INDEPENDENT
                       REGISTERED PUBLIC ACCOUNTING FIRM

                               DECEMBER 31, 2004

                          BidGive International, Inc.

                       Consolidated Financial Statements
                                    for the
                                  Years Ended
                          December 31, 2004 and 2003


                                   Contents


                                                                    Page
Report of Independent Registered Public Accounting Firm               23
Consolidated Balance Sheet                                            24
Consolidated Statements of Operations                                 25
Consolidated Statements of Changes in Stockholders' Equity (Deficit)  26
Consolidated Statements of Cash Flows                                 27
Notes to Financial Statements                                         28

                       REPORT OF INDEPENDENT REGISTERED
                            PUBLIC ACCOUNTING FIRM



Officers and Directors
BidGive International, Inc.

We have audited the consolidated balance sheets of BidGive International, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003, and for the period from May 6, 1996 (date of inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BidGive International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and for the period from May 6, 1996 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company currently has cash flow constraints, an accumulated deficit, and has relatively little revenue from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Child, Sullivan and Company
March 25, 2005

                          BIDGIVE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEET






                                                                  December 31,
                                                                     2004
								 -----------

ASSETS
  CURRENT ASSETS
   Cash                                                          $      5,344
   Accounts receivable                                                 10,000
								 ------------

                           TOTAL CURRENT ASSETS                        15,344
								 ------------



                                   TOTAL ASSETS                  $     15,344
								 ============



LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable and accrued expense                        $    105,768
     Deferred revenue                                                  10,000
     Convertible debt                                                  47,990
								 ------------

                      TOTAL CURRENT LIABILITIES                       163,758

   STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value
     20,000,000 shares authorized, 6,308,292
     issued and outstanding                                             6,308
     Additional paid-in capital                                        70,803
     Accumulated deficit                                            (225,525)
								 ------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (148,414)
								 ------------


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $    15,344
								 ===========


*See Notes to Consolidated Financial Statements

                          BIDGIVE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       For the        For the
                                                        year           year
                                                        ended          ended
                                                    December 31,   December 31,
                                                        2004           2003
   						    -----------    -----------


REVENUES

  Sales                                           $     25,920   $          -


EXPENSES

  Selling, general, and
   administrative expenses                             185,579         47,287
						  ------------        --------


NET LOSS BEFORE TAXES                                 (159,659)       (47,287)
						  -------------       -------

  Income tax expense                                         -              -


TOTAL INCOME (LOSS)                               $   (159,659)   $   (47,287)
						  =============   ============



Loss per common share                             $      (0.02)   $     (0.05)
						  =============   ============


Weighted average common
   shares outstanding                                6,266,836        894,203
					          =============   ============



*See Notes to Consolidated Financial Statements

                          BIDGIVE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE YEARS ENDED
                          DECEMBER 31, 2004 AND 2003

                                                                  Common
				 Common Stock 	                  Stock
                                                  Additional    Subscription  Accumulated
                                 Shares  Amount  Paid-in Capital Receivable    Deficit    Total
				 ------	 ------  --------------- ----------    -------    -----

Balances at January 1, 2003     465,620    466     16,145                    (18,579)   (1,968)

   Common stock for cash          4,160      4      6,246             -            -     6,250
   Common stock issued in     5,795,112  5,795     (5,795)            -            -         -
   merger

   Common stock subscribed       11,000     11      13,739     (13,750)            -         -

   Net loss                           -      -           -            -      (47,287)   (47,287)
                               --------  -----  ----------  -----------    ----------  ---------

Balances at December 31, 2003

   (RESTATED-NOTE 4)           6,275,892 6,276      30,335     (13,750)     (65,866)   (43,005)



  Common stock for cash           32,400    32      40,468           -             -     40,500

  Payments received for
  subscribed shares                    -     -          -       13,750             -     13,750

   Net loss                            -     -          -            -     (159,659)   (159,659)
				--------  ----  -----------  -----------   ----------  ---------

Balances at December 31, 2004 6,308,292 $6,308     $70,803      $    -    $(225,525) $ (148,414)
			      ========= ======  ===========  ===========  ========== ===========



*See Notes to Consolidated Financial Statements

                          BIDGIVE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the        For the
                                                      year           year
                                                      ended          ended
                                                  December 31,   December 31,
                                                      2004           2003
                                                  -----------    ------------
                                                             (Restated-Note 4)
OPERATING ACTIVITIES

  Net loss                                        $  (159,659)   $   (47,287)
  Adjustments to reconcile net loss
   to cash used by operating activities:

Changes in operating liabilities and assets

     Accounts receivable                              (10,000)              -
     Shareholder receivable                                 -           1,197
     Accounts payable and accrued expenses             61,917          40,651
     Deferred revenue                                  10,000               -
						   -----------     ----------

     NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                      (83,992)        (5,439)


FINANCING ACTIVITIES

  Issuance of common stock                             40,500          6,250
  Proceeds from stock subscriptions receivable         13,750              -
  Issuance of convertible debt                         47,990              -
						       ------          -----

     NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                       88,490          6,250
						       ------          -----

     INCREASE (DECREASE) IN CASH                        4,498            811

Cash at beginning of year                                 846             35
							  ---		  --

             CASH AT END OF YEAR                  $     5,344   $        846
						  ===========   ============

Non-cash investing and financing activities:
        Common stock subscribed                   $         -   $     13,750
                                                  ===========   ============


*See Notes to Consolidated Financial Statements

                          BIDGIVE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of BidGive International, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Business

The financial statements presented are those of BidGive International, Inc., (formerly Rolfe Enterprises, Inc.) as of December 31, 2004 and 2003. Principal operations as an e-commerce marketing and retail organization, operating under the www.BidGive.com website where customers can purchase discount retail, dining, and travel offerings, began during the first quarter of 2004, so we are no longer in the development stage. We were originally incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. We were reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the reincorporation was to change our name and state of domicile.

Business Combination

On October 10, 2003, the Company entered into a Merger Agreement and Plan of Reorganization (the Merger Agreement) with BBG Acquisition Subsidiary, Inc., a Texas Corporation and wholly-owned subsidiary of the Company (the Merger Sub), and BidGive Group, LLC, a Texas limited liability company (BidGive). Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% of membership interest in BidGive immediately prior to the effective time of the merger was converted into 57,951 shares of the Company's $.001 par value common stock. The merger was accounted for as a reverse acquisition. At the effective date of the merger, BidGive had no assets or liabilities. The accounts of the Company include those of BidGive International and its subsidiary, BBG Acquisition Subsidiary, Inc. All intercompany accounts have been eliminated in consolidation.

In October 2003, the Company's board of directors, and stockholders representing a majority of the Company's outstanding common stock, approved a 1:2 stock split and a 25:1 reverse split of the Company's issued and outstanding common stock. All per share data in the accompanying financial statements have been adjusted to reflect the stock split and reverse stock split.

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting. The Company recognizes revenues when it receives funds, usually via credit card transactions, as payment for discount certificates and loading funds onto debit cards. The Company also receives some cash payments from vendors in payment for the advertising and marketing they receive, which is recognized as revenue when services have been performed and milestones achieved, when applicable. Deferred revenue is recorded when payments are received in advance of substantial completion of services. Accounts receivable of $10,000 for payments to be received under contract for services not yet completed have been recorded at December 31, 2004. Management expects to complete its remaining obligations under the contracts shortly after year- end, at which time revenues will be recognized.

                          BIDGIVE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 2004 AND 2003

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Such cash equivalents generally are part of the Company's cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur. The Company had no cash equivalents at December 31, 2004 or 2003.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS NO. 144 has not materially affected the Company's reported earnings, financial condition or cash flows.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. An allowance against deferred assets is recorded when it is more likely than not that such tax benefits will be realized.

                          BIDGIVE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 2004 AND 2003

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deffered tax assets totaling $79,000 at December 31, 2004 arising from cumulative net operating loss carry-forwards have been completely offset by a valuation allowance due to the uncertainty of the Company's ability to use the net operating loss carryovers of $225,525. Such carryovers may be limited due to changes in ownership, and will expire between December 31, 2016 through 2024.

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

Advertising Costs

Advertising costs (if any) are charged to expense in the period in which they are incurred and advertising communication costs the first time the advertising takes place. There were no advertising costs for the periods ended December 31, 2004 and 2003.

NOTE 2      CONVERTIBLE  DEBT

During 2004, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations. The notes are due in six to 12 months from date of issuance, require no monthly payments, and bear interest at rates of 6% and 10% annum. The notes are convertible to common stock at share prices ranging form $1.25 per share to $ 1.50 per share. Accordingly, the Company has not recorded any interest related to beneficial conversion features.

NOTE 3      GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2004 and 2003, the Company has incurred accumulated deficits of $225,525 and $65,866, and only had cash of $5,344 and $846, respectively. Management feels that the related operations that began shortly after year-end, short-term loans, and the pending public offering will provide the Company with sufficient working capital to allow it to continue as a going concern.

                          BIDGIVE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          DECEMBER 31, 2004 AND 2003


NOTE 4      RESTATEMENT OF PREVIOUSLY ISSUED AUDITED FINANCIAL STATEMENTS

Subsequent to issuance of the previously restated 2003 financial statements and filing of the 2003 restated 10-KSB, management of the Company reclassified amounts of additional paid in capital, expenses and accumulated deficit for shares issued relative to the merger. In addition, the Company restated 2003 amounts for shares issued under stock subscriptions receivable, for which proceeds were received in 2004. As a result, it restated the audited financial statements for the period ended December 31, 2003. The restatements had no impact on the statement of operations.

The following tables set forth the effects of the restatement adjustments:

                                    Period Ended December 31, 2003

                                  Previously Restated       Newly Restated        Change

Statement of Operations
 Total Income (Loss)              $         (47,287)        $     (47,287)       $      -
				  ==================        ==============       =========


Balance Sheet
 Assets                           $             846         $         846        $      -
                                  ==================        ==============       =========

Liabilities                       $          43,851         $      43,851        $      -
      				  =================         ==============       =========

 Stockholders' Equity (Deficit)

  Common stock, $.001 par value
    20,000,000 shares authorized,
    6,275,892 shares issued and
    outstanding                   $          6,225          $        6,276    $         51

  Additional paid-in capital                16,636                  30,335          13,699

  Common stock subscriptions
  receivable                                     -                 (13,750)        (13,750)

  Deficit accumulated during the
   development stage                       (65,866)                (65,866)               -
                                   ----------------          --------------    ------------

 Total Stockholders' Equity
 (Deficit)                                 (43,005)                (43,005)               -
				  -----------------          --------------    ------------

 Total iabilities and
  Stockholders'
   Equity (Deficit)              $             846          $          846    $           -
                                 ==================         ===============   =============

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

On February 20, 2004, the Board of Directors of the Company appointed the firm of Child, Sullivan & Company, 1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037, as independent auditors of the Company for the period ending December 31, 2003 and for successive years.

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


ITEM 8A.         CONTROLS AND PROCEDURES


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

During the fourth quarter of 2004, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION.

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


The following persons comprise the directors and executive officers of the Company as of March 31, 2004:


Name and Age              Director/Officer Since       Position(s) Held

James P. Walker, Jr. (44)         2003        President, Chief Executive Officer, Secretary and Director
Michael Jacobson     (52)         2004        Chairman of the Board and Vice President
Thomas W. Richardson (48)         2004        Chief Financial Officer, Treasurer and Director
Mark S. Gardner      (55)         2004        Director
Ronald D. Gardner    (63)         2004        Director

BIOGRAPHICAL INFORMATION

James P. Walker, Jr. has served as the President, Secretary and a director of BidGive International since December 4, 2003. Mr. Walker was in private law practice from 1985 to 1989, and with J.C. Penney Company from 1989 to 1996. From 1996 to 1999, he was COO/General Counsel with Benchmark Environmental Consultants where he was responsible for restructuring and managing operations.
 From September 1999 to December 2001, he was CEO of Technology Business Partners, a technical consulting/staff augmentation company. In December 2001 he became CEO/COO and director of BidGive, Inc., a development stage company, to oversee development and testing of BidGive, Inc.'s discount dining certificate business. In May 2003, Mr. Walker served as CEO/COO and Manager of BidGive Group, LLC, a transitional company formed to acquire certain assets of BidGive, Inc., to merge with Rolfe Enterprises, Inc. (BidGive International's predecessor), and to expand and commercialize the acquired discount certificate business, launch business operations, and to raise operating capital. He is a graduate of Texas Tech University (BA 1982) and School of Law (JD 1985). Mr. Walker currently devotes his full time and attention to BidGive International, and has not had any other business activities from December 2001 to the present other than with BidGive, Inc. and BidGive Group, LLC.

Michael Jacobson has served as Vice President and Chairman of the Board of Directors of BidGive International since March 2004. From 1984 to 1998, he was Vice President of Marketing for the SEN Group, a firm that created special events for not-for-profits, corporate sales and event promotions, and high net worth individuals. Subsequently, he was VP Marketing of Market City USA, an Internet based discounter, for two years (April 1998 to April 2000) before resigning that position to create and launch BidGive, Inc. in April 2000. Mr. Jacobson is chiefly responsible for establishing and managing BidGive International's sales and marketing campaigns. Mr. Jacobson currently devotes his full time and attention to BidGive International, and has not had any other business activities from April 2001 to the present other than with BidGive, Inc. and BidGive Group, LLC.

Thomas W. Richardson has served as Chief Financial Officer, Treasurer and a director of BidGive International since March 2004. He is a certified public accountant. From January 1985 to the present, he has been the owner of Thomas
W. Richardson, C.P.A., a Dallas accounting firm specializing in tax planning, financial and business consulting. From October 1980 to January 1985, Mr. Richardson was employed by the Halliburton Company as Western Hemisphere Accounting Manager. Mr. Richardson is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. Mr. Richardson devotes approximately 20% of his time and attention to BidGive International, and devotes the remainder of his time and attention to his accounting firm.

Mark S. Gardner has served as a director of BidGive International since March 2004. From 1986 to the present, he has been employed by Bear Stearns & Co., Inc., and is currently Managing Director in the Private Client Services Division in Dallas, Texas.

Ronald D. Gardner has served as a director of BidGive International since March 2004. Since 1998, Mr. Gardner has been self-employed as an independent sales and marketing consultant in the debit and prepaid calling markets. From 1988 to 1998 Mr. Gardner worked in the telecommunications industry. From 1996 to 1998, he was President of Logiphone Group, a telecommunications company doing business in the Netherlands. During 1995 he was a consultant to ACR, Inc., which was engaged in the business of selling and marketing long distance services, and The Furst Group, Inc., which was engaged in the business of selling prepaid calling card services. From 1988 through 1994 he worked for Comac, Inc., a private telecommunications company reselling AT&T long distance services. During the period from 1992 to 1994 he was the President of Comac, Inc., and prior to that time he was national director of sales and marketing for Comac, Inc. Mr. Gardner is a graduate of West Virginia University (BS
1963) and New Mexico Highlands University (MS 1968).

ADVISORY BOARD

Our advisory board advises our Board of Directors on our business plan and operations. The following four individuals presently comprise our advisory board:

Phillip Berwish, an attorney, is experienced in non-profit corporate development, governance and management. Mr. Berwish is the former President of the Board of Directors for Casa Nueva Vida, Inc., a non-profit corporation in Massachusetts running a homeless shelter dedicated exclusively to Hispanic women and children. Mr. Berwish helped create the Community Agency Management Program (CAMP) at the School of Management of Lesley College, in Cambridge, serving as program instructor for law-related segments, including "Law & Ethics For Non-Profit Corporations". Mr. Berwish also served as President of The Photo Review, a nationally-published non-profit journal of photography, published quarterly since 1976.

Judith Cunningham is the Head of Schools for Toronto Montessori Schools, the largest Montessori school in North America, and is an international consultant to Montessori schools and an educational speaker. Ms. Cunningham has more than twenty years' experience with non-profit organizations. She is also a past board member of the American Montessori Society.

David Petersen is an independent consultant. Mr. Petersen founded and served as chief executive officer, of Telemarketing Resources International Inc., a startup company formed to supply equipment to the call center industry. Mr. Peterson was also a founder of VoiceCast International Inc., a direct marketing voice message service bureau with patented technology. Mr. Petersen is also a recognized marketing and media placement specialist. Mr. Peterson's past experience includes providing marketing services to Eddie Bauer, Nextel, 1-800 Flowers, Sports Illustrated, Entertainment Weekly, Echostar (Dish Network) Sprint PCS, T-Mobile, First USA, Citadel Communications, Cendent, the "Get Out the Vote Campaign," Direct DSL, and BMG Music.

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

Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2004 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

CODE OF ETHICS


The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.


ITEM 10.         EXECUTIVE COMPENSATION


Mr. Walker and Mr. Jacobson were paid $60,000 and $13,500, respectively, in 2004 for services provided to us as independent consultants. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2004. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 2005, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:


 NAME AND ADDRESS                           AMOUNT AND NATURE
 OF BENEFICIAL OWNER                       OF BENEFICIAL OWNERSHIP    PERCENT OF CLASS

James P. Walker, Jr., President,                1,555,921 (4)          24.66%
CEO, Secretary and Director (1)
3229 Wentwood Drive, Suite 200
Dallas, Texas 75225

Michael Jacobson, Chairman of                  1,234,154 (3)           19.56%
the Board and Vice President (1)
3229 Wentwood Drive, Suite 200
Dallas, Texas 75225

Ronald D. Gardner, Director (1)                  645,917 (5)           10.24%
3229 Wentwood Drive, Suite 200
Dallas, Texas 75225

Thomas Richardson, CFO, Treasurer                 73,531                 1.2%
and Director (1)
3229 Wentwood Drive, Suite 200
Dallas, Texas 75225


Mark S. Gardner, Director (1)                     32,059                  nil
3229 Wentwood Drive, Suite 200
Dallas, Texas 75225

Robert Schneiderman                              378,686                 6%
843 Persimmon Lane
Langhorne, PA 19047

Mid-Continental Securities Corp.                 365,100                 5.8%
5150 Tamiami Trail N., Ste. 202
Naples, Florida 34103

Frank Pioppi (2)                                 388,700                 6.2%
4 Cliff Avenue
Winthrop, MA 02152

All Directors and executive officers
(5 persons)                                    3,541,582                56%

______________________________

(1) The person listed is an executive officer and/or director of the Company.

(2) Includes the 365,100 shares of Common Stock owned by Mid-Continental Securities Corp. Frank Pioppi is the Chairman of Mid-Continental Securities Corp., and is deemed by that company to be the beneficial owner of 100% of Mid-Continental's shares in the Company.

(3) Of the 1,234,154 shares, 27,354 are held of record by my Mr. Jacobson's spouse; therefore, he may be deemed to be a beneficial owner of those shares.

(4) Of the 1,555,921 shares, 110,296 are held of record by Mr. Walker's children. Therefore, he may be deemed to be the beneficial owner of those shares.

(5) Of the 645,917 shares, 40,000 are held of record by Mr. Gardner's spouse; 127,667 shares are held of record by Mr. Gardner's company, Personal Greetings, Inc. These 167,667 shares, while not held directly, may be deemed to be beneficially owned by Mr. Gardner.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Walker, our President, Secretary and a director, and Michael Jacobson, our Vice President and Chairman of the Board of Directors, have devoted their full time and attention to the BidGive business over the last three years.
 They have also paid certain necessary expenses on our behalf, which payments were treated as capital contributions or reimbursable expenses. The expenses paid by Mr. Walker are estimated to be approximately $4,500, and the expenses paid by Mr. Jacobson are estimated to be approximately $5,100. Further, in 2004 members of management contributed funds for operational expenses to BidGive International as short term loans and convertible debt, as follows:
James Walker, $20,650, Michael Jacobson, $1,590, Thomas Richardson, $10,000, Ronald Gardner, $1,250. At present, we have not entered into employment agreements with either Mr. Walker or Mr. Jacobson; however, we anticipate entering into such agreements with Mr. Walker and Mr. Jacobson in the future. Mr. Walker and Mr. Jacobson were paid $60,000 and $13,500, respectively, in 2004 for services provided to us as independent consultants. Other than as described in the preceding sentences, no officer or employee has received or accrued any compensation through December 31, 2004. When BidGive Group, LLC was formed to purchase certain select assets (the discount certificate concept) from BidGive, Inc., membership interests in BidGive Group, LLC were dividended to all BidGive, Inc. stockholders as part of the purchase price for such assets. Accordingly, on October 2, 2003, 800,000 membership interest units of BidGive Group, LLC were issued to each of Mr. Walker and Mr. Jacobson as a dividend on the shares of BidGive, Inc. common stock held by each of them. On December 4, 2003, the date of the merger of BidGive Group, LLC into the Merger Sub, Mr. Walker and Mr. Jacobson were each issued 1,470,625 shares of the our common stock in exchange for each individual's 800,000 membership interest units in BidGive Group, LLC based on a formula applied equally to all BidGive Group, LLC members in such merger.

Ron Gardner is a member of our Board of Directors and has provided services to the BidGive business during the past three years by assisting us with establishing necessary business relationships. Mr. Gardner continues to provide us with these services. Mr. Gardner also assisted and was affiliated with BidGive Group, LLC (a predecessor to BidGive International) by virtue of his ownership interest therein and by providing services such as referrals to potential business partners and general business advice. As consideration for his services, on May 28, 2003, Mr. Gardner received a total of 320,000 membership interest units in BidGive Group, LLC. On December 4, 2003, upon completion of the merger of BidGive Group, LLC into the Merger Sub, Mr. Gardner's membership interest units were converted into 588,250 shares of our common stock.

Robert Schneiderman is a member of our advisory board and has provided services to the BidGive business during the past three years by assisting us with establishing necessary business relationships. Mr. Schneiderman continues to provide us with these services. Mr. Schneiderman also assisted and was affiliated with BidGive Group, LLC (a predecessor to BidGive International) by virtue of his ownership interest therein and by providing services such as referrals to potential business partners and general business advice. As consideration for his services, on May 28, 2003, Mr. Schneiderman received a total of 200,000 membership interest units in BidGive Group, LLC. On December 4, 2003, upon completion of the merger of BidGive Group, LLC into the Merger Sub, Mr. Schneiderman's membership interest units were converted into 367,656 shares of our common stock.

During the period from April 2001 through June 2002, Mid-Continental Securities Corp. purchased a total of 4,463,750 shares of our common stock for total consideration of $4,464, or $0.001 per share. After completion of the recapitalization effected in anticipation of the merger transaction of BidGive Group, LLC into the Merger Sub, the total number of shares owned by Mid-Continental Securities Corp. was reduced to 365,000. Frank Pioppi owns approximately 92% of Mid-Continental Securities Corp., and may be deemed by that company to be the beneficial owner of 100% of Mid-Continental's shares in BidGive International. Mr. Pioppi currently has no current relationship or affiliation with BidGive International, but served as an officer and director of Rolfe Enterprises, Inc. (a predecessor of BidGive International) in the past.

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


      31.1 Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*


      31.2 Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*


      32.1 Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*


      32.2 Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*


__________


(*) Filed herewith.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) The aggregate fees billed by Child, Sullivan and Company for audit of the Company's annual financial statements were $4,500 for the fiscal year ended December 31, 2004, and $2,500 For the fiscal year ended December 31, 2003. The aggregate fees billed by Child, Sullivan and Company for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $1,500 during the period ended December 31, 2004 and $0 during the period ended December 31, 2003.

(2) Child, Sullivan and Company billed the Company $1,425 and $0, respectively, for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2004 and December 31, 2003.

Tax Fees

(3) The aggregate fees billed by Child, Sullivan and Company for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2004 and $0 for the fiscal year ended 2003.

All Other Fees

(4) Child, Sullivan and Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2004 and 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIDGIVE INTERNATIONAL, INC.


By: /S/ James P. Walker, Jr.
President, Chief Executive Officer and Secretary

Dated: April 12, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BIDGIVE INTERNATIONAL, INC.


By: /S/ James P. Walker, Jr.
President, Chief Executive Officer and Secretary


Dated: April 12, 2005

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


      31.1    Certification of Chief Executive Officer of BidGive
      International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). *


      31.2    Certification of Chief Financial Officer of BidGive
      International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a). *


      32.1    Certification of Chief Executive Officer of BidGive
      International, Inc. Pursuant to 18 U.S.C. Section 1350. *


      32.2    Certification of Chief Financial Officer of BidGive
      International, Inc. Pursuant to 18 U.S.C. Section 1350. *


__________


(*) Filed herewith.