Form 10QSB
period 2005-03-31
BIDGIVE INTERNATIONAL INC
filed 2005-05-20
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: MARCH 31, 2005

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

BidGive International, Inc.

(Name of small business issuer in its charter)

Delaware	0-49999	13-4025362
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

3229 Wentwood Dr., Suite 200
Dallas, Texas 75225

(Address of principal executive office including zip code)

(972) 943-4185
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares outstanding of the registrant's common stock on March 31, 2005: 6,275,892

Transitional Small Business Disclosure Format (check one):  Yes_ _No_X__

IDGIVE INTERNATIONAL, INC.

INDEX

Part I.	Financial Information	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flow	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	9

Part II.	Other Information

Item 1.	Legal Proceedings	9

Item 2.	Changes in Securities and Company Purchases of Equity Securities	9

Item 3.	Defaults Upon Senior Securities
		10
Item 4.	Submission of Matters to a Vote of Security Holders
		10
Item 5.	Other Information

Item 6.	Exhibits	10

Signatures		12

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (unaudited)	December 31, 2004

ASSETS
CURRENT ASSETS Cash	5,003	5,344
Accounts Receivable	10,000	10,000

TOTAL CURRENT ASSETS	15,003	15,344

TOTAL ASSETS	$ 15,003	$ 15,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses Deferred Revenue Convertible Debt	$ 119,439 10,000 64,290	$ 105,768 10,000 47,990

TOTAL CURRENT LIABILITIES	193,729	163,758

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,275,892 and
6,275,892 shares issued and outstanding, respectively	6,276	6,276
Additional paid-in capital	30,335	30,335
Accumulated Deficit	(255,837)	(225,525)

TOTAL STOCKHOLDERS’ DEFICIT	(219,226)	(188,914)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 15,003	$ 15,344

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004

REVENUES

Sales	$ -	846

EXPENSES
Selling, general, and administrative expenses	30,312	47,471

NET LOSS BEFORE TAXES	(30,312)	(46,625)

Income tax expense	-	-

TOTAL INCOME (LOSS)	$ (30,312)	$ (46,625)

Loss per common share	$ (0.00)	$ (0.01)

Weighted average common shares outstanding	6,275,892	6,246,357

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004

OPERATING ACTIVITIES

Net loss	$ (30,312)	$ (46,625)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets

Shareholder receivable	-	-
Accounts payable and accrued expenses	13,671.	11,657

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(16,641)	(34,968)

FINANCING ACTIVITIES

Issuance of Common Stock	-	45,500
Proceeds from convertible debt	16,300	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	16,300	45,500

INCREASE (DECREASE) IN CASH	(341)	10,532

Cash at beginning of period	5,344	846

CASH AT END OF PERIOD	$ 5,003	$ 11,378

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2004 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The financial statements presented are those of BidGive International, Inc. as of March 31, 2005. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

Business Combination

On October 10, 2003, the Company and BBG Acquisition Subsidiary, Inc., a Texas corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with BidGive Group, LLC, a Texas limited liability company (“BidGive”). Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% of membership interest in BidGive immediately prior to the effective time of the merger was converted into 57,446 shares of the Company’s $.001 par value common stock. The merger was accounted for as a reverse acquisition. At the effective date of the merger, BidGive had no assets or liabilities.

In October 2003, the Company’s board of directors, and stockholders representing a majority of the Company’s outstanding common stock, approved a 2:1 stock split and a 1:25 reverse split of the Company's issued and outstanding common stock. All per share data in the accompanying financial statements have been adjusted to reflect the stock split and reverse stock split.

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

•

any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will,” “should,” “would,” “expect,” “plan,” “predict,” “potential,” “continue” and similar words; and

•

any statements other than historical fact.

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

Background

BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) (“we” or the “Company”) was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. On April 12, 2004, Rolfe Enterprises, Inc. was merged (the “Reincorporation Merger”) with and into the Company, a Delaware corporation and prior to such date a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the Company surviving the Reincorporation Merger. The purpose of the Reincorporation Merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

On December 4, 2003, we acquired all of the business and assets of BidGive Group, LLC (“BidGive”) through the merger (the “Acquisition Merger”) of BidGive with and into a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the subsidiary as the surviving corporation. The assets which we acquired in the Acquisition Merger consist of a development stage discount certificate business, the related website, and related proprietary technology. We intend to use the assets we acquired in the Acquisition Merger to further develop operations of an e-commerce website through which we will offer and sell discount shopping, dining and travel certificates, and numerous other products and services as opportunities arise.

Our revenues were $0 for the three months ended March 31, 2005 (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and discount local and long distance services.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues.  Our revenues decreased to $0 during the three months ended March 31, 2005 from $846 during the three months ended March 31, 2004.  The decrease in revenue from 2004 was due to the repositioning of certain business operations.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased $17,159 or 36.8% to $30,312 during the three months ended March 31, 2005 from $47,471during the three months ended March 31, 2004.  The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Net loss.  The net loss was $30,312 during the three months ended March 31, 2005 compared to a net loss of $46,625 during the three months ended March 31, 2004. The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $13,671 or 12.9% to $119,439 during the three months ended March 31, 2005 from $11,657 during the three months ended March 31, 2004. The increase consisted almost entirely of professional fees to attorneys and accountants/auditors. The Company intends to settle these liabilities with proceeds from its proposed public offering.

Liquidity and Capital Resources

For the three months ended March 31, 2005, the Company’s consolidated balance sheet reflects current and total assets of $15,003 in comparison to $15,344 for the twelve months ended December 31, 2004, and current liabilities of $193,729 in comparison to $163,758 for the twelve months ended December 31, 2004. This sum is anticipated to satisfy the Company’s cash requirements until June 2005.

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

Plan of Operations

We continued efforts to open in three markets (cities/geographic areas) in the first quarter of fiscal year 2005 in Palm Beach/Boca Raton, Florida, Newark, New Jersey, and Toronto, Canada (BidGive Canada). The steps required to open a market include obtaining the advertising rate from the participating media, hiring and training sales representatives, acquiring vendor and merchant participation and signed marketing participation agreements, receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates, obtaining ad approval from the media, adding the merchants to the BidGive website, and then marketing the program in the area when the advertisement appears.  We currently anticipate that approximately 75-90 days will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in that area.

The Company currently plans to establish up to nine additional markets during the remainder of fiscal year 2005 to the extent it has the capital available to do so. The additional markets are currently expected to include Dallas, Long Island, Philadelphia, Boston, Los Angeles, Connecticut, Chicago, Atlanta, and Houston. We are currently in the process of preparing to commence opening a market in Long Island, New York through joint venture partners and independent sales contractors as well as re-launching our dining certificate program in Dallas, Texas with the additional inclusion of shopping certificates. The expected source of financing for these additional markets include joint venture partners, cash flow from operations, and from the proposed public offering.

Prior to the date of this Form 10-QSB, we have used funds provided by management and by private investors to pay for operations. If no significant amount of capital is raised in the Company’s proposed public offering, we will curtail our opening/launching of new cities until each city we have previously opened is self-sustaining. The initial cities of Palm Beach/Boca Raton, Newark, Toronto, and Long Island are being opened at nominal out-of-pocket cost to the Company by using joint venture partners who are funding these initial launches in return for a minority share of the revenues and profits and/or stock in the Company.  We intend to allocate a portion of the net proceeds of the proposed offering to launching operations in additional cities.  We currently anticipate hiring two additional full time employees in 2005 in the areas of marketing and operations to the extent necessary to support expanded business operations.

Events Subsequent to March 31, 2005

None.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2005, the Company had no off balance sheet arrangements.

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

During the three months ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities and Company Purchases of Equity Securities

During the three months ended March 31, 2005, we entered into debt instruments in the form of convertible promissory notes in the amount of $16,300.  All of the debt instruments were offered and sold through the officers and directors of the Company in reliance upon exemptions from registration either under Section 4(2)

of the Securities Act or under Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder. All such transactions were private offerings made without general solicitation. Payees signed convertible promissory notes acknowledging that they fully understood the speculative nature and risks of investments associated with the Company and that they were able to bear such risk, and that if they elected the conversion option they were purchasing shares for their own account and acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption is available. Further, even if a Payee elected to convert the debt to stock, the Company retained an absolute right to pay the debt with interest instead of allowing the conversion to stock.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

(a)

Exhibits.

2.1

Merger Agreement and Plan of Reorganization, dated October 10, 2003, entered by and among Rolfe Enterprises, Inc., BGG Acquisition Subsidiary, Inc., Mid-Continental Securities Corp., and BidGive Group, LLC (filed as Exhibit 2.1 to BidGive International’s Form 10-QSB filed on November 10, 2003, and incorporated herein by reference).

2.2.

Merger Agreement and Plan of Reorganization, dated March 10, 2004, entered by and between Rolfe Enterprises, Inc. and BidGive International, Inc. (filed as Exhibit 10 to BidGive International’s Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.1

Certificate of Incorporation of BidGive International, Inc. (filed as Exhibit 3 to BidGive International’s Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.2

Bylaws of BidGive International, Inc. (filed as Exhibit 3 to BidGive International’s Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

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

10.6

Agreement between BidGive and Coventry Travel dated January 5, 2004 (filed as Exhibit 10.6 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.7

Agreement between BidGive VarTec Telecom/Excel Communications and i2 Foundation - Aidmatrix, dated January 27, 2003 (filed as Exhibit 10.7 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.8

Agreement between BidGive and Data Mountain Solutions, dated December 2, 2003.

10.9

Form of BidGive International, Inc. confidentiality agreement for Independent Sales Consultants (filed as Exhibit 10.4 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

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

BIDGIVE INTERNATIONAL, INC.

Dated:  May 20, 2005

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  May 20, 2005

 By: /s/ Rebecca Richardson-Blanchard

             Chief Financial Officer