Form 10QSB
period 2005-06-30
BIDGIVE INTERNATIONAL INC
filed 2005-08-12
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: JUNE 30, 2005

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

(972) 943-4185
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares outstanding of the registrant's common stock on June 30, 2005: 6,275,892

Transitional Small Business Disclosure Format (check one):  Yes_ _No_X__

BIDGIVE INTERNATIONAL, INC.

INDEX

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	9

Part II.	Other Information

Item 1.	Legal Proceedings	9

Item 2.	Changes in Securities and Company Purchases of Equity Securities	9

Item 3.	Defaults Upon Senior Securities
		10
Item 4.	Submission of Matters to a Vote of Security Holders
		10
Item 5.	Other Information

Item 6.	Exhibits	10

Signatures		12

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (unaudited)	December 31, 2004

ASSETS
CURRENT ASSETS Cash	5,006	5,344
Accounts Receivable	10,000	10,000

TOTAL CURRENT ASSETS	15,006	15,344

TOTAL ASSETS	$ 15,006	$ 15,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses Deferred Revenue Convertible Debt	$ 116,817 10,000 99,790	$ 105,768 10,000 47,990

TOTAL CURRENT LIABILITIES	226,607	163,758

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,275,892 and
6,275,892 shares issued and outstanding, respectively	6,276	6,276
Additional paid-in capital	30,335	30,335
Accumulated Deficit	(284,720)	(225,525)

TOTAL STOCKHOLDERS’ DEFICIT	(248,109)	(188,914)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 15,006	$ 15,344

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

REVENUES

Sales/Services	$ 4,774	$ 18,073	$ 4,774	$ 18,920

EXPENSES
Selling, general, and administrative expenses	33,657	38,281	63,969	85,752
Interest expense	3,992	-	3,992	-

NET LOSS BEFORE TAXES	(32,875)	(20,208)	(63,187)	(66,832)

Income tax expense	-	-	-	-

TOTAL INCOME (LOSS)	$ (32,875)	(20,208)	$ (63,187)	$ (66,832)

Loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighed average common shares outstanding	6,275,892	6,242,095	6,275,892	6,246,357

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2005	For the six months ended June 30, 2004

OPERATING ACTIVITIES

Net loss	$ (63,187)	$ (66,832)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets

Accounts/Shareholder receivable	-	(18,000)
Accounts payable and accrued expenses	11,049	24,691

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(52,138)	(60,141)

FINANCING ACTIVITIES

Issuance of Common Stock	-	54,250
Proceeds from convertible debt	51,880	17,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	51,880	71,250

INCREASE (DECREASE) IN CASH	(338)	11,109

Cash at beginning of period	5,344	846

CASH AT END OF PERIOD	$ 5,006	$ 11,955

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

Nature of Business

The financial statements presented are those of BidGive International, Inc. as of June 30, 2005. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

Our revenues were $4,774 and $4,774 for the three months and six months ended June 30, 2005, respectively (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and credits on BidGive branded debit cards, and from discount local and long distance services.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues.  Our revenues decreased to $4,774 during the six months ended June 30, 2005 from $18,920 during the six months ended June 30, 2004.  The decrease in revenue from 2004 was due to the temporary repositioning of certain business operations.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased $21,783 or 25% to $63,969 during the six months ended June 30, 2004 from $85,752 during the six months ended June 30, 2004.  The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Net loss.  The net loss was $63,187 during the six months ended June 30, 2005 compared to a net loss of $66,832 during the six months ended June 30, 2004. The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $44,283 or 65% to $116,817 at June 30, 2005 from $68,542 as of June 30, 2004. The increase consisted almost entirely of professional fees, primarily to attorneys and accountants/auditors and interest. The Company intends to settle these liabilities with proceeds from its proposed public offering.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues.  Our revenues decreased to $4,774 during the three months ended June 30, 2005 from $18,073 during the three months ended June 30, 2004.  The decrease in revenue from 2004 was due to the temporary repositioning of certain business operations.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased $4,624 or 12% to $33,657 during the three months ended June 30, 2005 from $38,281 during the three months ended June 30, 2004.  The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Net loss.  The net loss was $32,875 during the three months ended June 30, 2005 compared to a net loss of $20,208 during the three months ended June 30, 2004. The increase was primarily due to slightly lower revenue due to the temporary repositioning of certain business operations.

Liquidity and Capital Resources

For the six months ended June 30, 2005, the Company’s consolidated balance sheet reflects current and total assets of $15,006 in comparison to $15,344 for December 31, 2004, and current liabilities of $226,607 in comparison to $163,758 for December 31, 2004. This sum is anticipated to satisfy the Company’s cash requirements until August 2005.

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

Plan of Operations

We continued efforts to open in three markets (cities/geographic areas) in the second quarter of fiscal year 2005 in Palm Beach/Boca Raton, Florida, Newark, New Jersey, and Toronto, Canada (BidGive Canada). The steps required to open a market include obtaining the advertising rate from the participating media, hiring and training sales representatives, acquiring vendor and merchant participation and signed marketing participation agreements, receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates, obtaining ad approval from the media, adding the merchants to the BidGive website, and then marketing the program in the area when the advertisement appears.  We currently anticipate that approximately 75-90 days will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in that area.

The Company currently plans to establish up to nine additional markets during the remainder of fiscal year 2005 to the extent it has the capital available to do so. The additional markets are currently expected to include Dallas, Long Island, Philadelphia, Boston, Los Angeles, Connecticut, Chicago, Atlanta, and Houston. We are currently in the process of preparing to open a market in Long Island, New York through joint venture partners and independent sales contractors as well as re-launching our dining certificate program in Dallas, Texas with the additional inclusion of shopping certificates. The expected source of financing for these additional markets include joint venture partners, cash flow from operations, and from the proposed public offering.

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

Events Subsequent to June 30, 2005

None.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2005, the Company had no off balance sheet arrangements.

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

During the three months ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities and Company Purchases of Equity Securities

During the three months ended June 30, 2005, we entered into debt instruments in the form of convertible promissory notes in the amount of $30,500.  All of the debt instruments were offered and sold through the officers and directors of the Company in reliance upon exemptions from registration either under Section 4(2) of the Securities Act or under Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder. All such transactions were private offerings made without general solicitation. Payees signed convertible promissory notes acknowledging that they fully understood the speculative nature and risks of investments associated with the Company and that they were able to bear such risk, and that if they elected the conversion option they were purchasing shares for their own account and acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption is available. Further, even if a Payee elected to convert the debt to stock, the Company retained an absolute right to pay the debt with interest instead of allowing the conversion to stock.

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

BIDGIVE INTERNATIONAL, INC.

By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  August 12, 2005

By: /s/ Rebecca Richardson-Blanchard

Chief Financial Officer

Dated:  August 12, 2005