Form 10QSB
period 2005-09-30
BIDGIVE INTERNATIONAL INC
filed 2005-11-18
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: SEPTEMBER 30, 2005

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

(972) 943-4185
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __  No X

The number of shares outstanding of the registrant's common stock on September 30, 2005: 6,275,892

Transitional Small Business Disclosure Format (check one):  Yes_ _No_X__

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004

ASSETS
CURRENT ASSETS Cash	22,262	5,344
Accounts Receivable	10,000	10,000

TOTAL CURRENT ASSETS	32,262	15,344

TOTAL ASSETS	$ 32,262	$ 15,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable Accrued expenses Deferred Revenue Convertible Debt – note 2	$ 117,552 6,087 10,000 109,790	$ 105,768 -- 10,000 47,990

TOTAL CURRENT LIABILITIES	243,429	163,758

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding –note 2	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,275,892 and
6,275,892 shares issued and outstanding, respectively	6,276	6,276
Additional paid-in capital	30,335	30,335
Accumulated Deficit	(288,278)	(225,525)

TOTAL STOCKHOLDERS’ DEFICIT	(251,667)	(188,914)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 32,262	$ 15,344

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2005	2004	2005	2004

REVENUES

Sales/Services	$ 31,682	$ 17,000	$ 36,456	$ 35,920

EXPENSES
Selling, general, and administrative expenses	29,153	39,656	93,122	125,408
Interest expense	2,095	-	6,087	-

NET PROFIT/LOSS BEFORE TAXES	434	(22,656)	(62,753)	(89,488)

Income tax expense	-	-	-	-

TOTAL INCOME (LOSS)	$ 434	(22,656)	$ (62,753)	$ (89,488)

Profit/Loss per common share	$ 0.00	$ (0.00)	$ (0.01)	$ (0.01)

Weighed average common shares outstanding	6,275,892	6,242,095	6,275,892	6,246,357

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended Sept 30, 2005	For the nine months ended Sept 30, 2004

OPERATING ACTIVITIES

Net loss	$ (62,753)	$ (89,488)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets

Accounts/Shareholder receivable	-	(20,000)
Accounts payable and accrued expenses	17,871	31,018

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(44,882)	(78,470)

FINANCING ACTIVITIES

Issuance of Common Stock	-	54,245
Proceeds from convertible debt	61,800	33,640

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	61,800	87,885

INCREASE (DECREASE) IN CASH	16,918	9,415

Cash at beginning of period	5,344	846

CASH AT END OF PERIOD	$ 22,262	$ 10,261

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

Nature of Business

The financial statements presented are those of BidGive International, Inc. as of September 30, 2005. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

During the year ended December 31, 2004 and period ended September 30, 2005, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.50. Accordingly, the Company has not recorded any interest related to beneficial conversion features. Interest totaling $6,087 at September 30, 2005 has been accrued on the notes. Notes coming due prior to September 30, 2005 have been extended another six months and accordingly, all notes have been classified as short-term. During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any. Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

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

Our revenues were $31,682 and $36,456 for the three months and nine months ended September 30, 2005, respectively (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and credits on BidGive branded debit cards, and from discount local and long distance services.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues.  Our revenues increased to $36,456 during the nine months ended September 30, 2005 from $35,920 during the nine months ended September 30, 2004.  The increase in revenue from 2004 was due to the completion of repositioning of certain business operations.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased $32,286 or 26% to $93,122 during the nine months ended September 30, 2005 from $125,408 during the nine months ended September 30, 2004.  The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Net loss.  The net loss was $62,753 during the nine months ended September 30, 2005 compared to a net loss of $89,488 during the nine months ended September 30, 2004. The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $17,871 or 17% to $123,639 at September 30, 2005 from $105,768 as of September 30, 2004. The increase consisted almost entirely of professional fees, primarily to attorneys and accountants/auditors, and interest expense. The Company intends to settle these liabilities with proceeds from its proposed public offering.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues.  Our revenues increased to $31,682 during the three months ended September 30, 2005 from $17,000 during the three months ended September 30, 2004.  The increase in revenue from 2004 was due to the completion of repositioning of certain business operations.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased $10,503 or 26% to $29,153 during the three months ended September 30, 2005 from $39,656 during the three months ended September 30, 2004.  The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Net profit/loss.  The net profit was $434 during the three months ended September 30, 2005 compared to a net loss of $22,656 during the three months ended September 30, 2004. The slight profit was primarily due to increased sales and services revenue due to the completion of repositioning of certain business operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, the Company’s condensed consolidated balance sheet reflects current and total assets of $32,262 in comparison to $15,344 for December 31, 2004, and current liabilities of $243,429 in comparison to $163,758 for December 31, 2004. This sum is anticipated to satisfy the Company’s cash requirements until December 2005.

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

Plan of Operations

We continued efforts to open in three markets (cities/geographic areas) in the third quarter of fiscal year 2005 in Palm Beach/Boca Raton, Florida, Newark, New Jersey, and Toronto, Canada (BidGive Canada). The steps required to open a market include obtaining the advertising rate from the participating media, hiring and training sales representatives, acquiring vendor and merchant participation and signed marketing participation agreements, receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates, obtaining ad approval from the media, adding the merchants to the BidGive website, and then marketing the program in the area when the advertisement appears.  We currently anticipate that approximately 75-90 days will be required to complete all of the indicated steps required to reach the stage at which the first advertisement appears in local media and we are able to begin marketing the program to the public in that area.

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

Events Subsequent to September 30, 2005

None.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2005, the Company had no off balance sheet arrangements.

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

During the three months ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities and Company Purchases of Equity Securities

During the three months ended September 30, 2005, we entered into debt instruments in the form of convertible promissory notes in the amount of $15,000.  All of the debt instruments were offered and sold through the officers and directors of the Company in reliance upon exemptions from registration either under Section 4(2) of the Securities Act or under Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder. All such transactions were private offerings made without general solicitation. Payees signed convertible promissory notes acknowledging that they fully understood the speculative nature and risks of investments associated with the Company and that they were able to bear such risk, and that if they elected the conversion option they were purchasing shares for their own account and acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption is available. Further, even if a Payee elected to convert the debt to stock, the Company retained an absolute right to pay the debt with interest instead of allowing the conversion to stock.

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

BIDGIVE INTERNATIONAL, INC.

By: /s/ James P. Walker, Jr.

President and Chief Executive Officer

Dated:  November 18, 2005

By: /s/ Rebecca Richardson-Blanchard

Chief Financial Officer

Dated:  November 18, 2005