Form 10KSB
period 2005-12-31
BIDGIVE INTERNATIONAL INC
filed 2006-04-17
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-KSB

{ X } ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

BidGive International, Inc.

(Name of small business issuer in its charter)

Delaware	0-49999	13-4025362
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

3538 Caruth Blvd., Suite 200
Dallas, Texas 75225

(Address of principal executive office including zip code)

(972) 943-4185
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act

Common Stock, Par Value $.001 Per Share

(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form {X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [  ] No [X]

State Issuer's revenues for most recent fiscal year: $80,593.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0

The number of shares outstanding of registrant's common stock, $.001 par value per share, as of April 14, 2006, was 6,308,292 shares.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

BIDGIVE INTERNATIONAL, INC.

2005 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

5

ITEM 1.

DESCRIPTION OF BUSINESS

5

ITEM 2.

DESCRIPTION OF PROPERTY

13

ITEM 3.

 LEGAL PROCEEDINGS

14

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

PART II

14

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

14

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

16

ITEM 7.

FINANCIAL STATEMENTS

24

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  41

ITEM 8A.         CONTROLS AND PROCEDURES

41

ITEM 8B.

OTHER INFORMATION

41

PART III

41

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  41

ITEM 10.         EXECUTIVE COMPENSATION

44

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

44

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

46

ITEM 13.

EXHIBITS

47

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

SIGNATURES

50

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Background

BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) (“we,” “us,” “our,” or  “BidGive International”), was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 (the “Exchange Act”) by filing a registration statement on Form 10-SB on September 12, 2002.  On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into (the “reincorporation merger”) BidGive International, a Delaware corporation formed on such date and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger.  The purpose of the reincorporation merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

Pursuant to a merger agreement and plan of reorganization dated October 10, 2003 (the “merger agreement”), entered into by and among Rolfe Enterprises, Inc. (BidGive International’s predecessor), the Merger Sub, Mid-Continental Securities Corp. (our largest stockholder on the date the merger agreement was executed), and BidGive Group, LLC (a Texas limited liability company), effective as of December 4, 2003, BidGive Group, LLC was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% membership interest in BidGive Group, LLC which was issued and outstanding immediately prior to the effective time of the merger was converted into 57,446 shares of our common stock. As a result of the merger, the former members of BidGive Group, LLC became the holders of 92.5% of our issued and outstanding common stock effective as of December 4, 2003. BidGive Group, LLC was a start-up transitional company formed on May 28, 2003 to acquire certain assets from a developmental, non-operating company named BidGive, Inc. Neither Rolfe Enterprises, Inc. nor BidGive Group, LLC, BidGive International’s two predecessors, has ever been subject to any bankruptcy, receivership or similar proceedings.

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

We have acquired written contracts with various restaurants and retail merchants desiring to participate in the BidGive programs to offer and sell dining and shopping certificates in Palm Beach/Boca Raton, Florida (32 written contracts to date), and are continuing to seek contracts with additional merchants.  We have also begun the process of acquiring similar written contracts in Newark, New Jersey; Long Island, New York; Dallas, Texas; and Toronto, Canada, utilizing independent sales contractors and joint venture partners, although we are not yet offering dining and shopping certificates for sale in these markets. In addition to actively pursuing local restaurants and retail merchants in all of the markets listed above, we are also in negotiations with national retail and restaurant chains pursuant to our plan of operations. Generally, the material terms of the written agreements require us to market the discounts provided by the vendors in exchange for a share of the discount, and require the vendors to agree to provide the negotiated discounts, accept BidGive certificates/credits submitted by purchasers, and participate in marketing efforts. Under the cooperative advertising certificate program, the purchaser receives a 30% discount off the normal retail price of the purchases from participating vendors, and an additional 5% of the normal retail price goes to the purchaser’s selected charity. When merchants elect to participate and advertise through BidGive, they pay for part of the advertising cost by specifying the number of certificates that will be redeemable at their establishments.  BidGive generates revenues from the difference between the advertisement rates it negotiates with publishers and the advertising fees charged to the participating vendors.  We hold the discounts and certificates as inventory in the sense that the written advertising participation agreements provide for a specified number of certificates per each advertisement a vendor participates in or a standard discount given to BidGive debit cardholders (as discussed below), as maintained on our website by our inventory control software. The discounts and certificates will not be sold on a consignment basis.

We also have a written agreement with Coventry Travel, a travel industry consolidator, to offer travel related services. Coventry Travel provides all travel fulfillment services, including a toll-free customer service call center, in exchange for 20% of the $50 travel voucher cost when voucher purchasers contact Coventry Travel through our toll-free number. Either BidGive International or Coventry may cancel the agreement upon reasonable notice, but Coventry must honor all travel vouchers sold prior to cancellation.  We previously offered a discount telecom program to our customers, but in November 2004 this program was discontinued. We received nominal revenues (less than 1% of total revenues) from the telecom program prior to its discontinuance.  We currently intend to reinstate the program once we locate a suitable replacement vendor.  In November 2004, we added an online mall to our business through execution of a company called Linkshare.  We are permitted to establish “check through” links on our website with individual merchants in Linkshare’s network and to offer discounts and royalties to our customers.  We receive a small percentage of each transaction from the merchant, and our patrons receive a stated discount (generally 1 – 5%) and the non-profit designated by the patron receives a royalty under our standard disbursement process.  During 2004 our revenues from the online mall were nominal, and less than 1% of revenue.

Within each geographic market in our existing model, one focus area will be on the independent schools.  We present our Rewards Program to schools as a way for them to leverage the relationship they have already established with the families of their students.   Individual schools may participate in the Rewards Program simply by assigning parents to manage the program within the school, including enrolling other parents and school teachers/administrators in the program and recruiting local merchants into the program.  By encouraging the families of their students to join our Rewards Program and to designate the school to receive the charitable royalty portion of the negotiated discount provided by merchants on each transaction, the school has the opportunity to increase the revenues it receives from student families without directly requesting additional donations from them.

During the third quarter of 2005, we provided consulting services to the American Montessori Society (“AMS”), an accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming

100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public, and launching a new magazine devoted to Montessori teachings.   The magazine “M: The Magazine for Montessori Families” is owned, operated and published by MPublishing, LLC, a private entity formed in October 2005 which is owned 80% by Bidgive and 20% by AMS.  The financials for MPublishing have been consolidated and included herein with the BidGive financials.

Our independent school marketing program was launched in October 2005, as part of the 100th Anniversary Montessori Initiative.   As of the date of this filing, approximately 350 Montessori schools have joined the Rewards Program as a result of their participation in this Initiative.

All Montessori schools are invited to join the Initiative, which includes offering parents a subscription to a new magazine devoted to the Montessori teaching philosophy and method.  This subscription includes automatic enrollment of the family in the BidGive Rewards Program.  After a family enrolls in the Rewards Program, we generate revenue as a result of receiving our share of the discount on every Rewards Program transaction completed by that family.  In addition, under our agreement with the American Montessori Society, we receive part of the school enrollment fee paid by each school which elects to participate in the Initiative and part of the subscription proceeds paid by individual subscribers to the magazine.

Merchants who join the program have the opportunity to advertise in the Montessori magazine as well as in newspaper inserts and other media generated by BidGive, in exchange for granting the discount rewards and certificates to the general public to support their charity of choice.  Once the merchants are recruited into the Program, the discounts they offer are available to any BidGive member without regard to who originally sponsored the merchant.

Our joint venture partner in Palm Beach/Boca Raton, Florida is Ms. Terry Byer.  Our joint venture partner in Newark, New Jersey and Long Island, New York is Personal Greetings, Inc.  Our joint venture partner in Toronto, Canada is Mr. Leonard Pearl.  The material terms of our agreement with each of the venture partners are nearly identical: they act as our local agents in recruiting and managing independent sales contractors and acquiring merchants and local charities to participate in our programs, and they pay for the initial advertisement in their local paper or other media to launch operations in the area, in exchange for compensation in the form of either shares of our common stock or a percentage of the net revenues generated through their locations, or a combination of both stock and revenue sharing—Ms. Byer in Florida will receive 10,000 shares of our common stock but no revenue sharing; Personal Greetings, Inc. in the Northeast area will receive 50% of the net profits generated by the operations in the Northeast area with a monthly advance against commissions after the completion of this public offering; and Mr. Pearl in Canada will receive 35,000 shares of our common stock and 50% of the net profits generated in Canada up to a maximum of $9,000 per month.  Further, as part of each agreement, if the individual joint venture was established on a revenue sharing basis, we have the right at our option to purchase the joint venture partners’ interests in the operations in exchange for shares of our common stock. Ronald Gardner, who is employed by our joint venture partner, Personal Greetings, Inc. (“PGI”), is also a Director of BidGive International, and both Mr. Gardner, individually, and PGI hold shares of our common stock.

In general, our business model is based on the following steps: with the cooperative advertising certificate program we purchase advertising space in publications (such as local newspapers) and other media (such as billboards), subdivide the ad space and sell smaller ad space to select merchants in association with our total marketing program. The merchants will pay half of the purchase price for their advertising space in cash, with the remaining half of the purchase price payable in the form of discount certificates (in denominations of $50 or $100) that are redeemable at their business establishments. We will also offer the merchants the opportunity to provide slightly reduced (3-20%) but constant discounts to our participating members through our branded BidGive debit card affinity program, which is presently under development.  Our debit card will be issued by established banks in conjunction with either Visa or MasterCard, and will complete transactions using their established technology as with any other debit card. Similar to the certificate program, we will approach merchants to provide discounts to members participating in our debit card program (constant discounts under the debit card) that pay for their goods and services purchased with the BidGive debit card.  As with the certificate program, a portion of the monies will go to a charity selected by the purchaser.  BidGive International will receive a portion of the discount savings.  We receive revenue from retail and dining advertisers in the form of cash and discount certificates when advertisers participate in our marketing programs, and from customers in the form of cash (credit/debit card charges) when customers purchase the discount retail and dining certificates through our website or toll-free telephone number, or use their BidGive debit card with the affinity purchasing program. We receive revenue in the form of cash (credit/debit card charges) when customers purchase travel vouchers, which give them access to savings on travel through our contract with Coventry Travel. Historically, the percentages of revenues generated by each of our business segments were: retail – 50%, dining – 45%, travel – 3%, and telecom – 2%. Our telecom program has since been temporarily discontinued while we locate a new telephone service provider. As we increase our marketing and advertising efforts, we expect travel, and, once we engage a new telephone service provider, telecom, to increase to 5% and 3% of our revenues, respectively, with retail and dining falling to 47% and 45% of our revenues, respectively. Our standard discount for retail and dining certificates is 30%, and in conjunction with each purchase we agree to pay a royalty (generally 5%) to the purchaser’s charity of choice.  The constant discount under the affinity debit card program ranges from 3% to 20% depending upon the merchant, with royalties (divided between us and the purchaser’s charity of choice) ranging from 1% to 5% depending upon the discount provided to the purchaser. Under our business model of using venture partners and independent contractors to open markets, the addition of future markets should only require nominal resources of our time and money.

Description of Industry

The online commerce market is new, rapidly evolving and growing, and competitive. We expect significant competition because barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost; however, the threat of patent enforcement litigation relating to our proprietary, patent-pending business model (as described above under “Principal Products and Services”) should help to protect our competitive position within our industry. Business methods are now considered patentable subject matter. As with all patentable subject matter, the business method must merely meet the dual requirements of being novel and non-obvious.  As a result, we have prepared and filed a patent application to cover the unique components of our business model. When issued, the patent should deter others from utilizing a business model having the components covered in the issued claims. (See “Proprietary Technology” for additional information on our patent application.) There are numerous companies and websites through which discount certificates may be purchased on various terms, some of which will compete on some level with us, but none of which, to the best of our knowledge, bring all the elements together as we do—the “elements” being a discount to the purchaser with a royalty paid to the not-for-profit and advertising and increased traffic and sales to the merchant. Our business model encourages increased traffic to the merchant because purchasers must either physically visit the merchant’s establishment or visit the merchant’s website in order to redeem their certificates or use their BidGive debit cards to purchase goods and services at a discount. Although we will seek to establish a unique niche for our business and protect our business model patent, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we currently have available.

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

In the third marketing phase it is anticipated that we or a participating not-for-profit will contact the major corporate supporters of the not-for-profit organization and request that they notify their employees of the opportunity to save money on purchases while also supporting the organization. We will provide the corporate supporter with a communications kit which explains the opportunity to the employees and includes several methods of communicating the message to such employees.

The fourth area of marketing is expected to involve the bulk sale of certificates by us or an independent contractor sales force to companies that may use them as employee or customer gifts, or to reduce their cost of entertaining or purchasing.

We have started and are actively pursuing the first three marketing phases above in Palm Beach/Boca Raton, Florida; and are completing the marketing phases in Newark, New Jersey; Long Island, New York, and Toronto, Canada through our joint venture partners using independent sales contractors paid on a commission basis to obtain retail and dining vendor participation and the signed marketing agreements, while at the same time our employees approach the participating not-for-profits and their major corporate supporters to increase awareness of the BidGive opportunity among their members.  We are opening the market in our corporate hometown of Dallas, Texas. We are developing the business on a city-by-city basis using joint venture partners, independent contractors, and the independent schools and their parent support groups to secure the participating vendors in order to avoid the need to pay for a large sales force in advance of sales, or significantly expand our infrastructure in advance of anticipated sales. Generally, the independent sales contractors will be paid commissions as follows: (i) $100 of the first month’s cash received by us from Retail and Dining program fees; (ii) 50% of the subsequent monthly Retail and Dining program fees paid to us by each merchant; and (iii) a 7% commission on add-on advertising (i.e., newsprint, billboard, radio, cable, etc.) and a 7% commission on all dining and restaurant certificate sales. Once a market is selected and the volume of vendors that the independent sales contractor(s) produce can be predicted with reasonable certainty, we will have opportunity to determine if our computer hosting, call center or staff capabilities will need to be enhanced. The sale of BidGive certificates to the public usually begins 45-60 days after vendor acquisition. We are currently selling retail and dining certificates on our website and through our toll-free number covering merchants in the Palm Beach/Boca Raton, Florida area. We are also offering travel vouchers nationwide through our website, and intend to offer telecom services again once we engage a new telephone service provider.

We will market our business to merchants by promoting the concept that they will receive additional exposure, community goodwill, and increased traffic and sales through association with the participating not-for-profits and the promotional campaigns they conduct. Our business model encourages increased traffic and sales to the merchant because purchasers must either physically visit the merchant’s establishment or visit the merchant’s website in order to redeem their certificates or use their BidGive debit cards to purchase goods and services at a discount.

There are two ways for a customer to purchase a BidGive certificate. The customer can go to our website to register and purchase the certificate, or can call a toll-free number (to a call center operated by Data Mountain Solutions, Inc.) to purchase the certificate. Payments are made by credit card and the certificates generally expire six months from the date of purchase. The BidGive certificate can be used by the purchaser or given as a gift to be used by the recipient.  The material terms of the written agreement with Data Mountain Solutions, Inc. (“DMS”) require DMS to provide turnkey call center set-up and monitoring services for order placement and certificate redemption, for a $350 monthly fee. Either party may cancel the agreement upon 30 days’ written notice, and DMS may adjust its rates or modify the terms and conditions of the agreement upon 60 days’ notice.  The contract is on a month-to-month basis, required an initial set up fee of $1,000, and has per minute costs of $.11.

Competition

Several companies offer some components of our sales and fund-raising programs. We expect to be competitive primarily on the basis of price and by seeking to provide certificates and debit cards, which offer a discount with a commercial/philanthropic combination (most competitors offer either a price discount or a royalty to a charity, but not both—we provide both a discount and a royalty). We also expect to compete through reputation by offering discount certificates from merchants that do not frequently offer discounts.  As a new company, we are not yet fully competitive within the industry, and most of our potential competitors are more established and presently have greater financial resources than we do.

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

Proprietary Technology

On October 23, 2003, we, by and through our individual officers, filed a provisional patent application with the United States Patent and Trademark Office covering our proprietary business model (as described above under “Principal Products and Services”).  Since 1995, the United States Patent and Trademark Office has offered inventors the option of filing a provisional application for patents. The provisional patent application process was designed to provide a lower-cost first patent filing in the United States, among other goals. A provisional patent application allows filing without a formal patent claim, oath or declaration, or any information disclosure (prior art) statement. It provides the means to establish an early effective filing date in a non-provisional patent application, and also allows the term “Patent Pending” to be applied. A provisional patent application is valid for 12 months from the date originally filed, and this 12-month pendency period cannot be extended. On October 21, 2004, we filed a corresponding non-provisional patent application (U.S. Serial Number 10/970,838, “System and Method for Charitable Organization-Branded Marketing”) in order to benefit from the earlier filing date for the provisional patent application. The non-provisional patent application has not yet been approved. When a non-provisional patent is issued, the patent should deter others from utilizing a business model having the components covered in the issued claims. Until a non-provisional patent is issued, we cannot use the patent application as a direct enforcement tool to prevent others from engaging in infringing activities.  However, we may legally commercialize our business model under the “patent pending” notice, providing some deterrent value against would-be competitors.  Additionally, since infringing activities that occur prior to the issuance of a patent can be addressed retrospectively (up to 6 years) once the patent issues, this provides additional deterrence to would-be competitors.

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

ITEM 2.

DESCRIPTION OF PROPERTY

Our offices are currently located at 3538 Caruth Blvd., Suite 200, Dallas, Texas 75225, in approximately 400 square feet of office space in a facility owned by one of our investors, who is providing the space rent-free while we ramp up operations and seek to raise capital. We have also established a satellite office in New Jersey through another one of our investors, who is also providing the space rent-free while we obtain capital and expand operations. Other than office space, we maintain minimal amounts of equipment. Our inventory of discount certificates and credits is maintained on our website and in our contracts with participating vendors. The website is housed on third party host servers with scalable properties and redundant backup and security protections, as is the toll free telephone system. Our proprietary in-house operating software was designed using free shareware as a base, and we license other elements of our operations as necessary.

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

None.

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

If a trading market does develop for our shares it is likely to be subject to restrictions imposed by the penny stock rules. The Securities and Exchange Commission has adopted rules which regulate broker-dealer practices in “penny stocks,” which generally means stocks with a price of less than $5.00.  Prior to engaging in certain transactions involving a penny stock, broker-dealers must make a special written determination that it is a suitable investment for the purchaser and must receive the purchasers’ written consent to the transaction and written acknowledgement of receipt of a risk disclosure statement.  The broker-dealer must also provide the customer with information regarding the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and a monthly account statement showing the market value of each penny stock held.  These disclosure requirements will have the effect of making it more difficult for an active trading market to develop in our stock and for an investor in the proposed public offering to sell shares of our common stock in the secondary market.

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

At December 31, 2005, we had 6,308,292 shares of Common Stock outstanding and had approximately 177 stockholders of record.

We currently have no securities authorized for issuance under any equity compensation plans.

We have never declared any cash dividends on our common stock, and do not anticipate declaring dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share	Aggregate Purchase Price
Jim Walker (1)	August 31, 2005	Convertible Note (2) (4)	N/A	$5,000

Jim Walker (1)	August 8, 2005	Convertible Note (2) (4)	N/A	$5,000

Jim Walker (1)	July 18, 2005	Convertible Note (2) (4))	N/A	$5,000

Jim Walker (1)	June 20, 2005	Convertible Note (2) (4)	N/A	$4,000

Peter Andresen (1)	June 8, 2005	Convertible Note (3) (4)	N/A	$15,000

Jim Walker (1)	May 31, 2005	Convertible Note (2) (4)	N/A	$5,000

Bob Schneiderman (1)	April 26, 2005	Convertible Note (2) (4)	N/A	$6,500

Jim Walker (1)	March 31, 2005	Convertible Note (2) (4)	N/A	$5,000

Jim Walker (1)	March 10, 2005	Convertible Note (2) (4)	N/A	$5,000

Bob Schneiderman (1)	February 4, 2005	Convertible Note (2) (4)	N/A	$1,000

Jim Walker (1)	February 2, 2005	Convertible Note (2) (4)	N/A	$5,000

Bob Schneiderman (1)	January 11, 2005	Convertible Note (2) (4)	N/A	$300

1 Offered and sold in reliance upon an exemption from registration provided by Section 3(b) under the Securities Act of 1933, and Rule 505 of Regulation D promulgated thereunder.  In order to determine the availability of the exemption, we made a determination that each such purchaser was an accredited investor as that term is defined under Regulation D promulgated under the Securities Act, based in part upon representations made in each such purchaser’s executed subscription agreement and financial information about each such purchaser provided therein. Each such purchaser also represented to us that he or she received all information he or she considered necessary in determining whether to purchase our common stock (or the units of BidGive Group, LLC prior to its merger with our predecessor, as the case may be).

2

Convertible into shares of common stock at a price of $1.50 per share.

3

Convertible into shares of common stock at a price of $1.75 per share

4

Sale of convertible notes in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.  However, since the transaction was not completed prior to December 31, 2003, when we first filed this registration statement, the purchaser may have the right to claim that the transaction was an illegal public offering which violated the federal securities laws.  If the transaction did violate the federal securities laws, the purchaser may have claims against us for damages or for rescission and recovery of the full subscription price.

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

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

For the year ended December 31, 2005, our consolidated balance sheet, which reflects the effect of the merger and the finances of MPublishing, LLC of which BidGive owns a majority interest, reflects current and total assets of $30,089 in comparison to $15,344 for the twelve months ended December 31, 2004, and total current liabilities of $256,508 in comparison to $163,758 for the twelve months ended December 31, 2004. Cash on hand on February 28, 2006 was approximately $12,557. This sum is anticipated to satisfy our cash requirements through May 2006. We expect to raise additional capital sufficient to support our operations after May 2006 through increased operations and the issuance of short-term convertible debt. In the event that we are not able to raise such capital, we will be required to significantly curtail our operations to the extent that they can be financed with ongoing operations and proceeds provided by joint venture partners.

In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 32,400 shares of common stock from which we received gross offering proceeds of $40,500 and a total of $124,140 in face amount of convertible promissory notes.  These securities were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of our registration statement, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities laws.  If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

Although none of the purchasers of these shares or notes has made or threatened any claim against us alleging violation of the federal securities laws, we have taken their potential claims into account in preparation of our December 31, 2005, balance sheet.   The 32,400 shares are not treated as part of our issued and outstanding common stock.  Instead, the balance sheet includes a separate line item listing them as “Common Stock subject to rescission rights,” and the offering proceeds of $40,500 received from sale of these shares is treated as a contingent liability rather than as part of shareholder equity.  As of December 31, 2005, our current amount of working capital (current assets less current liabilities) was ($226,419), and after taking into account Common Stock subject to rescission rights, our Total Stockholders (Deficit) was ($ 226,419).

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of proceeds from this offering, possible issuance of additional short-term debt, and revenues generated by ongoing operations. We may not receive any significant amount of proceeds from either this offering or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we do not receive significant proceeds from this offering and are unable to raise additional capital from other sources, we will be required to limit our operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail our expansion plans to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing.  The present cash on hand combined with revenues being generated from operations, are expected to satisfy our cash needs until at least May 2006 based upon our current level of operations.

During the year ended December 31, 2004, we issued a total of $47,990 of short-term convertible notes, bearing interest at rates ranging from 6-10%.  The notes require a lump sum payment of principal and accrued interest on their respective due dates.  The debt is convertible into shares of our common stock at any time at conversion rates ranging from $1.25 to $1.50 per share.  However, upon receipt of a notice of conversion, the Company has the right, for a period of 30 days, to elect to cancel the conversion by paying the note in full.  Upon the occurrence of an event of default, the notes bear interest at the lesser of 18% per annum, or the highest lawful rate under applicable state law, and the holders of the notes have the right to declare them to be due and payable in full.

During the year ended December 31, 2005, we issued a total of $76,800 of additional short-term notes and paid off notes totaling $650. The notes issued during 2005 were issued on terms that are similar to the terms of the notes issued in 2004.  But the notes issued during 2005 all have a conversion price of either $1.50 or $1.75.

The due dates of substantially all the notes have been previously extended by mutual agreement as necessary to avoid default, without payment of additional consideration, and none of the notes are currently in default.   At the present time, the due dates of outstanding notes range from April 19, 2006 to July 1, 2006.  Although there is no assurance, Company management currently believes that all note holders will voluntarily continue to agree to extensions of the due dates of their respective notes as necessary to avoid the possibility of a default at any time prior to the date of this Prospectus and for a reasonable period of time thereafter.

The following table lists the original due date and the extended due date for each note:

Note	Amount	Interest Rate	Conversion Rate	Original Due Date	Extended Due Date

1	$2,500	6%	$1.25	5/18/2005	5/19/2006

2	$4,500	6%	$1.25	5/28/2005	5/28/2006

3	$6,250	10%	$1.25	11/29/2004	6/1/2006

4	$4,990	6%	$1.25	7/1/2005	7/1/2006

5	$5,400	6%	$1.25	8/3/2005	5/3/2006

6	$10,000	10%	$1.25	9/30/2005	6/30/2006

7	$2,500	10%	$1.50	5/9/2005	5/10/2006

8	$350	10%	$1.50	6/8/2005	Paid

9	$6,500	10%	$1.50	6/14/2005	6/15/2005

10	$5,000	10%	$1.50	7/1/2005	7/1/2006

11	$300	10%	$1.50	7/12/2005	Paid

12	$5,000	10%	$1.50	8/3/2005	5/3/2006

13	$1,000	10%	$1.50	8/5/2005	Paid

14	$5,000	10%	$1.50	9/11/2005	6/11/2006

15	$5,000	10%	$1.50	10/1/2005	7/1/2006

16	$6,500	10%	$1.50	10/27/2005	4/27/2006

17	$5,000	10%	$1.50	12/1/2005	6/1/2006

18	$15,000	12%	$1.75	12/9/2005	6/9/2006

19	$4,000	10%	$1.50	12/21/2005	6/21/2006

20	$5,000	10%	$1.50	1/19/2006	4/19/2006

21	$5,000	10%	$1.50	11/9/2005	5/9/2006

22	$5,000	10%	$1.50	12/1/2005	6/1/2006

23	$15,000	12%	$1.75	5/8/2006

All the notes are identical and provide for no monthly payments.  The debt is convertible to common stock at any time by the Payee with the Company having the right to pay off the debt with interest even if the Payee elects to convert.

We have not recorded additional costs of borrowing (interest) for the potential benefits of the conversion features since the underlying share values are deemed to be immaterial. The conversion prices were determined extrapolating prices at which we had most recently issued shares of common stock as of the date each borrowing was made. The conversion prices are subject to customary anti-dilution protections. No debt is currently past due, and no debt has been converted into stock.

Results of Operations

We launched our operations and commenced revenue generating business and marketing operations with the opening of our first market in the Palm Beach/Boca Raton, Florida area on February 2, 2004.  We generally recognize revenue when we receive funds, usually via credit card transactions, as payment for discount certificates and loading funds onto debit cards, but have only had nominal revenues to date.

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2004 and the fiscal year ending December 31, 2005 on a consolidated basis shows increasing revenues that the Company attributes to increased marketing and sales efforts, and decreased expenses that the Company attributes to lower legal fees.

Fiscal Year Ended December 31, 2005 [Consolidated] Compared to Fiscal Year Ended December 31, 2004.

Consolidated revenues for the fiscal year ended December 31, 2005 were $80,593, compared to revenues of $25,920 for the fiscal year ended December 31, 2004.   The company's activities in 2004 were focused on establishing organizational and operational processes, and limited revenue producing activities.  The revenues received in 2005 were primarily from consulting services to not-for-profit entities in restructuring their revenue generating models to provide for placement of BidGive’s Rewards Program, and from sales.  The increase in revenue was due to an increase in revenue from increased sales activity and from booking of revenues for consulting services.

Consolidated selling, general and administrative expenses for the fiscal year ended December 31, 2005 were $146,424, compared to $185,579 for the same expenses during the fiscal year ended December 31, 2004. The decrease in selling, general and administrative expenses in 2005 as compared to 2004 is primarily the result of decreased expenses in 2005 for legal services.

Our consolidated net loss for the fiscal year ended December 31, 2005 was $78,005 compared to a net loss of $159,659 for the fiscal year ended December 31, 2004. The decrease in net losses during this period is attributable to increased sales activity and lower legal fees, as discussed above.

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004

Revenue	$80,593	$25,920

Selling, general and administrative expenses	$146,424	$185,579

Net Loss	($78,005)	($159,659)

The Company anticipates substantial increases in revenues beginning in August 2006, as more schools enroll in the Montessori Initiative and in our discount rewards program and as parents of enrolled schools obtain paid magazine subscriptions, which include enrollment in the BidGive Rewards Program.  BidGive receives part of the school enrollment fee proceeds paid by each school to participate in the Initiative and part of the subscription proceeds paid by individual subscribers to the magazine, as well as its share of the discount on every transaction under the Program. Further, the Company is in negotiations with numerous other not-for-profits desiring to include the BidGive Rewards Program as the cornerstone of their fundraising activities.

As more fully discussed in the footnotes to the Financial Statements, the Balance Sheet line items “Accounts Payable” and “Accrued Expenses” increased slightly from $105,768 (combined) for the year ending December 2004 to $132,368 (combined) for the year ending December 2005 due to legal, accounting and operational fees and increased interest expense on the convertible debt.  The line item “Convertible Debt” increased from $47,990 for the year ending December 2004 to $124,140 for the year ending December 2005 as a result of our issuance of additional convertible during 2005, the proceeds of which was used to fund operations.  We intend to allocate a portion of the proceeds from our pending public stock offering to pay off this convertible debt.

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004

Revenue from Operations	$80,593	$25,920

Cash	$ 12,589	$5,344

Total Expenses	$158,646	$185,579

Accounts Payable and Accrued Expenses	$132,368	$105,768

Convertible Debt	$124,140	$47,990

Net Loss	($78,005)	($159,659)

Selling, General and Administrative Expenses	$146,424	$185,579

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2006, is to focus our initial marketing efforts in each geographic market in which we operate, on the independent school market.  We also plan to seek to open additional geographic markets for our discount certificate business.

Independent School Market

The independent school marketing program was launched in October 2005.  This program is designed to capitalize on the established relationships that schools have with the families of their students.  The program is intended to allow the schools to increase their revenues without requesting increased donations from the families of their students by encouraging these families to participate in the Company’s retail program.

One of the most significant uncertainties which the Company faces is whether it will be able to recruit enough participating merchants and enough participating members to make its Programs successful.  The Company believes that the independent school market will provide a cost-effective way to increase enrollment to a critical mass, where the process will become institutionalized and profitable within the not-for-profit entity, and also a mechanism for recruiting additional merchants.

When joining the BidGive Programs, each not-for-profit entity must recruit at least ten (10) local merchants to join.  In addition, the Company believes that the interest which each not-for-profit entity will have in attempting to create a sustainable revenue stream for itself through use of the Bidgive Program, will entice such entities to market the Program to their constituents and to encourage those constituents to make regular use of the Program as a way of providing financial support to the not-for-profit entity.

We intend to allocate a portion of the proceeds from our pending public stock offering to payment of costs associated with expansion of our programs into additional markets utilizing the nationwide network of independent schools to pursue merchants and new member participants in each market.

Discount Certificate Program

In addition to the Palm Beach/ Boca Raton, Florida market, the Company intends to continue its efforts to open additional markets in Newark, New Jersey; Long Island, New York, and Toronto, Canada through joint venture partners and independent sales contractors, and in Dallas, Texas through our employees.

To date, we have used funds provided by management and by private investors to pay for operations. The initial cities markets of Palm Beach/Boca Raton, Newark, Long Island and Toronto are being opened at nominal out-of-pocket cost to us by using joint venture partners who are funding the major cost of these initial launches in return for a minority share of the revenues and profits and/or shares of our common stock.

We intend to allocate a portion of our pending public stock offering to hire additional employees in the areas of marketing and operations and to launch operations in additional cities.  The number of additional employees we hire and the number of additional markets in which we are able to begin operations will depend on the amount of money we are able to raise in this offering.

For example, in the event the offering is fully subscribed, we currently anticipate hiring three additional full time employees in the areas of marketing and operations and launching operations in up to 12 additional markets during the six months following completion of the offering.   If the offering is 75% subscribed, we currently anticipate hiring two additional employees and launching operations in up to 5 additional markets during the six months following completion of the offering. If the offering is 50% subscribed, we currently anticipate hiring one additional employee and launching operations in up to 2 additional markets during the six months following completion of the offering.

The additional markets where we are considering launching operations are expected to include Toronto, Canada (BidGive Canada), where Leonard Pearl, our joint venture partner, is required to pay all of the costs, Dallas, Texas, which is expected to be opened by Company employees, and both Newark, New Jersey and Long Island, New York, where our joint venture partners are required to pay approximately 75% of the expenses of opening the market.   Additional markets we are considering opening using the net proceeds of the offering include Philadelphia, Boston, Los Angeles, Connecticut, Chicago, Atlanta, Las Vegas, San Francisco, and Houston.  Each of our present programs (Dining, Retail, and Travel) and our Telecom program (once a new telephone service provider has been engaged) will be launched and operated in each market.

There is no assurance that we will receive sufficient proceeds from our pending stock offering, or from other sources, to fund the hiring of additional employees or the opening of additional markets. To the extent we do not have sufficient funds we will be required to alter our plans in such a way that we open only those markets for which funds are available.    In that event, we will curtail our opening of additional markets until each market we have previously opened is self-sustaining.

The detailed steps, estimated time frames and estimated costs required to open a market include:

Step 1--obtaining the advertising rate from the participating media when implementing the advertising program, hiring and training sales representatives (10-14 days, $2,500);

Step 2--acquiring not-for-profit entity participation to assist in acquiring vendor and merchant participation and signed marketing participation agreements (14-21 days, $2,500);

Step 3--signing up the not-for-profit’s individual members and issuing BidGive branded debit cards where appropriate (14-21 days, $2,500);

Step 4--receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates (5-7 days, $5,000);

Step 5--obtaining ad approval from the media, adding the merchants to the BidGive website (5-7 days, $1,500);

Step 6--selling and issuing BidGive or co-branded debit cards to the general public in the marketing area (7-10 days, $3,500); and

Step 7--marketing the program in the area when the advertisement appears and where the merchants supporting the debit cards are located (7-10 days, $5,000).

Based upon these estimated time frames, we currently anticipate that it will take approximately 75 to-90 days and $22,500 will be required to complete all of the indicated steps required to reach the stage at which when the first advertisement appears in local media and we are able to begin marketing the program to the public in a market. In the markets in which we have joint venture partners, they will be responsible for 100% of the costs associated with Steps 1, 2, 6 and 7 and approximately 75% of the costs associated with Steps 3, 4 and 5, which leaves us responsible for approximately $2,250 of the $22,500 required to open operations in such markets.

Off-Balance Sheet Arrangements

During the year ended December 31, 2005, we had no off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

See following pages.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS

5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107    PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

BidGive International, Inc. and Subsidiaries

Dallas, Texas

We have audited the accompanying consolidated balance sheet of BidGive International, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BidGive International, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company currently has cash flow constraints, an accumulated deficit, and has relatively little revenue from operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 31, 2006

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Current assets
Cash	$ 12,589
Prepaid expenses	7,500
Other current assets	10,000
Total current assets	30,089

Total assets	$ 30,089

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 132,368
Convertible debt	124,140
Total current liabilities	256,508

Common stock subject to rescission rights, .001 par value; 32,400 shares issued and outstanding	40,500

Commitments and contingencies - note 6	-

Stockholders' equity (deficit):
Common stock: $.001 par value; 20,000,000 shares authorized; 6,275,892 shares issued and outstanding	6,276
Additional paid in capital	30,335
Accumulated deficit	(303,530)
Total stockholders' equity (deficit)	(266,919)

Total liabilities and stockholders' equity (deficit)	$ 30,089

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2005	2004

Revenues
Sales revenues	$ 80,593	$ 25,920
Cost of sales	-	-
Gross profit	80,593	25,920

Operating expenses
General and administrative expenses	146,424	185,579
Total operating expenses	146,424	185,579

Loss from operations	(65,831)	(159,659)

Other income (expense)
Interest income	48	-
Interest expense	(12,222)	-
Total other income (expense)	(12,174)	-

Net loss before income taxes	(78,005)	(159,659)

Provision for income taxes	-	-

Net loss	$ (78,005)	$ (159,659)

Basic and diluted net loss per share	$ (0.01)	$ (0.03)

Weighted average number of shares outstanding, including shares subject to rescission	6,308,292	6,308,292

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

				Common
	Common Stock		Additional	Stock
	$.01 Par Value		Paid In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at January 1, 2004	6,275,892	$ 6,276	$ 30,335	$ (13,750)	$ (65,866)	$ (43,005)

Payments received for subscribed shares				13,750		13,750

Net loss for the year	-	-	-	-	(159,659)	(159,659)
Balance at December 31, 2004	6,275,892	6,276	30,335	-	(225,525)	(188,914)

Net loss for the year	-	-	-	-	(78,005)	(78,005)
Balance at December 31, 2005	6,275,892	$ 6,276	$ 30,335	$ -	$ (303,530)	$ (266,919)

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (78,005)	$ (159,659)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating assets and liabilities:
Accounts receivable	10,000	(10,000)
Prepaid expenses	(7,500)
Other current assets	(10,000)
Accounts payable and accrued liabilities	26,600	61,917
Deferred revenue	(10,000)	10,000
Net cash used in operations	(68,905)	(97,742)

Cash flows from financing activities:
Issuance of common stock subject to rescission		40,500
Proceeds from stock subscriptions receivable		13,750
Issuance of convertible debt	76,150	47,990
Net cash provided by financing activities	76,150	102,240
Cash flows from investing activities	-	-

Increase in cash and cash equivalents	7,245	4,498

Cash and cash equivalents, beginning of year	5,344	846
Cash and cash equivalents, end of year	$ 12,589	$ 5,344

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:	$ -	$ -
Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ -	$ -

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.

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

Nature of Business

The financial statements presented are those of BidGive International, Inc., (formerly Rolfe Enterprises, Inc.) and its subsidiaries as of December 31, 2005 and 2004. Principal operations as an e-commerce marketing and retail organization, operating under the www.BidGive.com website where customers can purchase discount retail, dining, and travel offerings, began during the first quarter of 2004, so we are no longer in the development stage. We were originally incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. We were reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the reincorporation was to change our name and state of domicile.

Business Combination

On October 10, 2003, the Company entered into a Merger Agreement and Plan of Reorganization (the Merger Agreement) with BBG Acquisition Subsidiary, Inc., a Texas Corporation and wholly-owned subsidiary of the Company (the Merger Sub), and BidGive Group, LLC, a Texas limited liability company (BidGive). Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% of membership interest in BidGive immediately prior to the effective time of the merger was converted into 57,951 shares of the Company’s $.001 par value common stock. The merger was accounted for as a reverse acquisition. At the effective date of the merger, BidGive had no assets or liabilities.

On November 2, 2005, the Company acquired an 80% interest of a newly formed Texas limited liability company by the name of MPublishing, LLC (MPub).  MPub was formed on October 4, 2005 for the purpose of publishing the magazine “M”, a publication for Montessori families, operating the associated website (www.Mthemagazine.com).  The Company intends to use MPub as one vehicle and process to market BidGive’s Reward Program to the public, starting with the independent, and private school market, in keeping with its current business model for acquiring merchants and participants into the Rewards Program.  The acquisition has been accounted for under the purchase method of accounting, though the net assets of MPub were insignificant.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s share of the subsidiaries’ losses has been included in the consolidated statements of operations.  The portions of subsidiary losses attributable to minority interests are insignificant.

The accounts of the Company include those of BidGive International and its subsidiaries, BBG Acquisition Subsidiary, Inc., and MPub.  All intercompany accounts have been eliminated in consolidation.

The financial statements for the year ended December 31, 2003 included the accounts of the discount certificate business of BidGive Group, LLC for the period ended December 4, 2003 (the period preceding the effective merger date of BidGive Group).  The statement of operations for the discount certificate business through December 4, 2003 was not included in the consolidated accounts for the year ended December 31, 2003, as specific amounts of revenues and expenses were unknown.  However, management estimates these revenues and expenses were insignificant and that their exclusion has no impact on the Company’s financial statements.  In addition, the transaction represented the purchase of certain assets and liabilities, only, of the former discount certificate business. The nature of the expenses omitted represent primarily professional fees.  The consolidated financial statements are not indicative of the financial condition or results of operations of the discount certificate business going forward due to the changes in the business of BidGive Group, LLC.

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors, usually via credit card transactions, as payment for advertising via discount certificates and loading funds onto debit cards. The Company also receives some cash payments from vendors in payment for the advertising and marketing it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable. Deferred revenue for marketing services

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services. Accounts receivable of $10,000 for payments to be received under contract for services not yet completed have been recorded at December 31, 2004. In 2005, the Company completed its obligations under the contract and has recognized the revenue accordingly. Payment for the services valued at $10,000 was received in the form of a 25 % interest in the future sales of the “Journey to Discovery” CD, which the Company anticipates, will realize significant sales in the short term. The value of the asset was recorded as other current assets.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities.  Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.  The Company had no cash equivalents at December 31, 2005.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) is not expected to

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123 (R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) but does not believe its adoption will have a material impact on the Company’s consolidated financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 will not have a material impact on the Company's consolidated financial statements or results of operations.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, ”Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 15, 2005. Management does not believe the adoption of FIN No. 47 will have a material affect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

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

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. An allowance against deferred assets is recorded when it is more likely than not that such tax benefits will not be realized.

Deferred tax assets totaling $106,000 at December 31, 2005 arising from cumulative net operating loss carry-forwards have been completely offset by a valuation allowance due to the uncertainty of the Company’s ability to use the net operating loss carryovers of approximately $304,000.  Such carryovers may be limited due to changes in ownership, and will expire between December 31, 2016 through 2025.

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

Advertising costs for the periods ended December 31, 2005 and 2004, were $6,500 and $0, respectively.

2.

CONVERTIBLE  DEBT

During 2005, the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations. The notes are due in six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

2.

CONVERTIBLE  DEBT  (Continued)

annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share. Accordingly, the Company has not recorded any interest related to beneficial conversion features. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately (see Note 5), or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, excepting one issued late in 2005, have extended due dates, ranging from April 2006 through July 2006.

3.

GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2005, the Company has incurred accumulated deficits of $303,530 and only had cash of $12,589. Management feels that the related sales from operations that began during 2005, short-term loans, and the pending public offering will provide the Company with sufficient working capital to allow it to continue as a going concern.

4.        RELATED PARTY TRANSACTIONS

The Company realized revenues from the American Montessori Society (AMS) totaling $35,750 for services rendered in connection with website design and development for its Montessori Initiative.  AMS is a minority interest holder in M Pub, the Company’s majority-owned subsidiary.

The Company has issued convertible notes (see note 2) to officers and majority shareholders in order to obtain funding for operations. The notes total $73,740 at December 31, 2005 and have accrued interest totaling $5,360.  Two notes with balances totaling $650 were repaid during 2005.

The Company has paid consulting fees of $15,000 to AMS for assistance with debit card platform fees and for the design and editorial consultation of the “M” magazine published by M Pub.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

4.

RELATED PARTY TRANSACTIONS – CONT’D

The Company has paid contractor fees to the Company’s president totaling $66,000 in lieu of officer’s salaries.

5.

SHARES SUBJECT TO RECISSION RIGHTS

During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect, may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares with interest. Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Interest to be paid contingent upon the possibility of rescission is considered immaterial.

6.

COMMITMENTS AND CONTINGENCIES

The Company has entered into a letter of agreement with a consulting entity for which the Company is to receive editing, design, and art direction as well as assistance with the implementation of a publishing program for MPub.  As of December, 2005, the Company had placed on deposit, fees of $7,500 as earnest money which has been recorded as prepaid assets.  The Company is obligated to pay $10,000 per issue for assistance with the production of the magazine “M” (designed specifically for raising awareness for Montessori programs) and studio overhead, once publication begins and the payments will accrue until the Company realizes sufficient revenues from advertising and subscription sales to cover these per-issue payments.  The Company is also obligated to pay a certain percentage of revenues derived from the magazine and website which increases during the second year of operation.  In the event the entity is terminated from its services for just cause under the agreement, the Company must pay a termination fee of $10,000 per month until December 31, 2007.

The Company has also entered an agreement with an individual for professional expertise, contacts, writings, etc. relating to the design and strategy of the magazine.  Under the agreement, the Company is required to pay $1.00 per subscription up to a maximum of $3,500 per month, until day-to-day personnel are hired or until August 30, 2006.  Payments shall also be made to the individual from AMS, the minority interest holder of MPub, from revenues derived by AMS for advertising sales in the magazine, folios and website.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

6.

COMMITMENTS AND CONTINGENCIES – CONT’D

The Company has one payment of $6,500 remaining to pay at December 31, 2005 from a total three-month commitment to a public relations firm.  The agreement will automatically renew on a monthly basis, unless either party terminates the agreement in writing.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a filing of Form 8-K, o n or about January 1, 2006, Child, Sullivan & Company, the principal accountant for BidGive  International, Inc. (the "Company") changed its accounting practice from a corporation  to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC.  As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006.  The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

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

During the fourth quarter of 2005, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended December 31, 2005, the Board of Directors held no formal meetings, but took action once by unanimous written consent. There are no family relationships among any of the Directors, nominees or executive officers. Other than its officers, the Company currently has no other significant employees.

The following persons comprise the directors and executive officers of the Company as of December 31, 2005:

Name	Age	Director/Officer Since	Position(s) Held
James P. Walker, Jr.	45	2003	President, Chief Executive Officer, Secretary and Director
Michael Jacobson	53	2004	Chairman of the Board and Vice President
Rebecca Richardson-Blanchard	39	2005	Interim Chief Financial Officer and Treasurer
Mark S. Gardner	56	2004	Director
Ronald D. Gardner	64	2004	Director

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

Rebecca Richardson-Blanchard has served as Interim Chief Financial Officer and Treasurer since April 2005.  Ms. Richardson-Blanchard has held the position of Senior Accountant for the accounting firm, Thomas W. Richardson, CPA, from November 1990 to the present. During this time the accounting firm specialized in financial and business consulting and preparation of individual and business taxes. From December 1983 to October 1990, Ms. Richardson-Blanchard was employed by Savings of America as Accounts Supervisor. Ms. Richardson-Blanchard devotes approximately 15% of her time and attention (approximately 8 to 10 hours per week) to BidGive International, and devotes the remainder of her time and attention to her accounting firm.

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

Advisory Board

Our advisory board advises our Board of Directors on our business plan and operations. The following three individuals presently comprise our advisory board:

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

Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2005 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 10.         EXECUTIVE COMPENSATION

Mr. Walker and Mr. Jacobson were paid $60,000 and $13,500, respectively, in 2005 for services provided to us as independent consultants. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2005. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2005, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

James P. Walker, Jr. (1) President, CEO, Secretary and Director 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	1,555,921 (4)	24.66%

Michael Jacobson (1) Chairman of the Board and Vice President 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	1,234,154 (3)	19.56%

Ronald D. Gardner (1) Director 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	645,917 (5)	10.24%

Rebecca Richardson-Blanchard (1) Interim CFO, Treasurer 3538 Caruth Blvd, Suite 200 Dallas, Texas 75225	73,531	1.2%

Mark S. Gardner (1) Director 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	32,059	nil

Robert Schneiderman 843 Persimmon Lane Langhorne, PA 19047	378,686	6%

Mid-Continental Securities Corp. P.O. Box 110310 Naples, FL 34108-0106	365,100	5.8%

Frank Pioppi (2) 4 Cliff Avenue Winthrop, MA 02152	388,700	6.2%

All Directors and executive officers (5 persons)	3,541,582	56%

_____________________________

(1) The person listed is an executive officer and/or director of the Company.
(2) Includes the 365,100 shares of Common Stock owned by Mid-Continental Securities Corp. Frank Pioppi is the Chairman of Mid-Continental Securities Corp., and is deemed by that company to be the beneficial owner of 100% of Mid-Continental's shares in the Company.

(3) Of the 1,234,154 shares, 27,354 are held of record by Mr. Jacobson's spouse; therefore, he may be deemed to be a beneficial owner of those shares.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Walker, our President, Secretary and a director, and Michael Jacobson, our Vice President and Chairman of the Board of Directors, have devoted their full time and attention to the BidGive business over the last three years.  They have also paid certain necessary expenses on our behalf, which payments were treated as capital contributions or reimbursable expenses.  The expenses paid by Mr. Walker are estimated to be approximately $4,500, and the expenses paid by Mr. Jacobson are estimated to be approximately $5,100.  Further, in 2004 members of management contributed funds for operational expenses to BidGive International as short term loans and convertible debt, as follows: James Walker, $20,650, Michael Jacobson, $1,590, Thomas Richardson, $10,000, Ronald Gardner, $1,250. In 2005, James Walker also contributed another $39,000 in funds for operational expenses to BidGive as short term loans and convertible debt. At present, we have not entered into employment agreements with either Mr. Walker or Mr. Jacobson; however, we anticipate entering into such agreements with Mr. Walker and Mr. Jacobson in the future. Mr. Walker and Mr. Jacobson were paid $60,000 and $13,500, respectively, in 2005 for services provided to us as independent consultants. Other than as described in the preceding sentences, no officer or employee has received or accrued any compensation through December 31, 2005.  When BidGive Group, LLC was formed to purchase certain select assets (the discount certificate concept) from BidGive, Inc., membership interests in BidGive Group, LLC were dividended to all BidGive, Inc. stockholders as part of the purchase price for such assets. Accordingly, on October 2, 2003, 800,000 membership interest units of BidGive Group, LLC were issued to each of Mr. Walker and Mr. Jacobson as a dividend on the shares of BidGive, Inc. common stock held by each of them.  On December 4, 2003, the date of the merger of BidGive Group, LLC into the Merger Sub, Mr. Walker and Mr. Jacobson were each issued 1,470,625 shares of the our common stock in exchange for each individual’s 800,000 membership interest units in BidGive Group, LLC based on a formula applied equally to all BidGive Group, LLC members in such merger.

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

16.1         Responsive letter from Child, Sullivan & Company (filed as Exhibit 16.1 to the Company's current report on Form 8-K filed on January 3, 2006, and incorporated herein by reference).

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

31.1         Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

31.2         Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*

32.1         Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2         Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

__________

(*) Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) The aggregate fees billed by Child, Sullivan and Company N/K/A Child, VanWagoner and Bradshaw, PLLC  for audit of the Company's annual financial statements were $6,500 for the fiscal year ended December 31, 2005, and $4,500 for the fiscal year ended December 31, 2004. The aggregate fees billed by Child, VanWagoner and Bradshaw, PLLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $3,200 during the period ended December 31, 2005 and $1,500 during the period ended December 31, 2004.

(2) Child, VanWagoner and Bradshaw, PLLC billed the Company $1,600 and $1,425, respectively, for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2005 and December 31, 2004.

Tax Fees

(3) The aggregate fees billed by Child, VanWagoner and Bradshaw, PLLC for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2005 and $0 for the fiscal year ended 2004.

All Other Fees

(4) Child, VanWagoner and Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2005 and 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: April 17, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: April 17, 2005

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer