Form 10QSB
period 2006-03-31
BIDGIVE INTERNATIONAL INC
filed 2006-05-22
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: MARCH 31, 2006

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

(972) 943-4185
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares outstanding of the registrant's common stock on March 31, 2006: 6,308,292

Transitional Small Business Disclosure Format (check one):  Yes_ _No_X__

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	December 31, 2005

ASSETS
CURRENT ASSETS Cash	$ 13,886	$ 12,589
Prepaid expenses Other current assets	- 10,000	7,500 10,000

TOTAL CURRENT ASSETS	23,886	30,089

TOTAL ASSETS	$ 23,886	$ 30,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses Convertible Debt Deferred revenue	$ 145,180 126,640 12,139	$ 132,368 124,140 -

TOTAL CURRENT LIABILITIES	283,959	256,508

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,275,892
shares issued and outstanding, respectively	6,276	6,276
Additional paid-in capital	30,335	30,335
Accumulated Deficit	(337,184)	(303,530)

TOTAL STOCKHOLDERS’ DEFICIT	(300,573)	(266,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 23,886	$ 30,089

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005

REVENUES

Sales	$ 63,917	--

EXPENSES
Selling, general, and administrative expenses	95,071	30,312
OTHER INCOME (EXPENSES) Interest Expense	(2,500)	-
NET INCOME (LOSS) BEFORE TAXES	(33,654)	(30,312)

Income tax expense	-	-

TOTAL INCOME (LOSS)	$ (33,654)	$ (30,312)

Income (Loss) per common share	$ 0.00	$ (0.00)

Weighted average common shares outstanding	6,308,292	6,308,292

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005

OPERATING ACTIVITIES

Net Income (Loss)	$ (33,654)	$ (30,312)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets

Prepaid expenses Shareholder receivable	7,500 -	- -
Accounts payable and accrued expenses Deferred revenue	12,812 12,139	13,671 -

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(1,203)	(16,641)

FINANCING ACTIVITIES

Proceeds from convertible debt	2,500	16,300

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	2,500	16,300

INCREASE (DECREASE) IN CASH	1,297	(341)

Cash at beginning of period	12,589	5,344

CASH AT END OF PERIOD	$ 13,886	$ 5,003

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2005 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The consolidated financial statements presented are those as of March 31, 2006 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

During 2005, and the first quarter of 2006, the Company provided consulting services to the American Montessori Society (“AMS”), a non-profit accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming 100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public, and launching a new magazine devoted to Montessori teachings.   The magazine “M: The Magazine for Montessori Families” is owned, operated and published by MPublishing, LLC, a private entity formed in October 2005 which is now owned 100% by Bidgive.  The Company has entered into an agreement with AMS to pay AMS royalties of 20% of net profits from magazine sales and any other associated products. The financial statements for MPublishing have been consolidated and included herein with the BidGive financial statements.  All intercompany accounts have been eliminated in consolidation.

Our independent school marketing program was launched in October 2005, as part of the 100th Anniversary Montessori Initiative.   As of the date of this filing, approximately 500 Montessori schools have joined the Rewards Program as a result of their participation in this Initiative.

All Montessori schools are invited to join the Initiative, which includes offering parents a subscription to a new magazine devoted to the Montessori teaching philosophy and method.  This subscription includes automatic enrollment of the family in the BidGive Rewards Program.  After a family enrolls in the Rewards Program, we generate revenue as a result of receiving our share of the discount on every Rewards Program transaction completed by that family.  In addition, under our agreement with the American Montessori Society, we receive part of the school enrollment fee paid by each school that elects to participate in the Initiative and part of the subscription proceeds paid by individual subscribers to the magazine.

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

MARCH 31, 2006

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

During 2005, the Company acquired a majority interest in MPublishing, LLC, a newly formed entity created for the purpose (among other things) of producing and publishing the magazine “M”.  In the first quarter of 2006, AMS transferred its 20% ownership interest in MPulbishing, LLC to the Company in exchange for a 20% net profits interest.  The magazine is intended to provide another medium to promote the Montessori Initiative and BidGive’s proprietary rewards program component.

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

During the years ended December 31, 2004 and 2005, and period ended March 31, 2006, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling  $14,672 at March 31, 2006 has been accrued on the notes. Notes coming due prior to March 31, 2006 have been extended between three and six months and accordingly, all notes have been classified as short-term. During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any.

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

MARCH 31, 2006

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

NOTE 3

REVENUE RECOGNITION

The Company recognizes revenues when it receives funds from venders, usually via credit card transactions, as payment for advertising via discount certificates and loading fund into debit cards.  The Company also receives some cash payments from vendors in payment for the advertising and marketing it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable.  The Company also receives revenue from the sale of subscriptions to its magazine.  Subscription payments received as payment for an annual magazine subscription in advance are recorded as deferred revenue and subsequently recorded as revenue over the subscription period ratably.  Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services.

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

During 2005, the Company acquired a majority interest in MPublishing, LLC, a newly formed entity created for the purpose (among other things) of producing and publishing the magazine “M”.  In the first quarter of 2006, AMS transferred its 20% ownership interest in MPulbishing, LLC to the Company in exchange for a 20% net profits interest.  The magazine is intended to provide another medium to promote the Montessori Initiative and BidGive’s proprietary rewards program component.

Our consolidated revenues were $63,917 for the three months ended March 31, 2006 (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and discount local and long distance services as well as magazine subscription sales.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues.  Our revenues increased to $63,917 during the three months ended March 31, 2006 from $0 during the three months ended March 31, 2005.  The increase in revenue from 2005 was due to increased sales activity with the Company’s business operations, including targeting the independent school market in each geographic market in which we operate.

Selling, general and administrative expenses.  Our selling, general and administrative expenses increased $64,759 or 214% to $95,071 during the three months ended March 31, 2006 from $30,312 during the three months ended March 31, 2005.  The increase was primarily due to increased sales activity and business operations, including set up and production costs associated with the production of the magazine.

Net income/loss.  The net loss was $33,654 during the three months ended March 31, 2006 compared to a net loss of $30,312 during the three months ended March 31, 2005. The loss was primarily due to increased costs pertaining to sales activity with the Company’s business operations, including targeting the independent school market in each geographic market in which we operate, and set up and production costs associated with the production of the magazine.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $12,812 or 9% to $145,180 at March 31, 2006 compared to December 31, 2005. The increase consisted primarily of professional fees to attorneys and accountants/auditors. The Company intends to settle these liabilities with proceeds from its proposed public offering.  In addition, accrued interest on convertible debentures and obligations arising from the production and publication of the magazine “M”, have increased the total accounts payable and accrued expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2006, the Company’s consolidated balance sheet reflects current and total assets of $23,886 in comparison to $30,089 for December 31, 2005, and current liabilities of $283,959 in comparison to $256,508 for December 31, 2005.

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

Plan of Operations

Our plan of operations for the period ending March 31, 2006, is to focus our initial marketing efforts in each geographic market in which we operate, on the independent school market.  We also plan to seek to open additional geographic markets for our discount certificate business.

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

Discount Certificate Program

In addition to the Palm Beach/Boca Raton, Florida market, the Company intends to continue its efforts to open additional markets in Newark, New Jersey, Long Island, New York, and Toronto, Canada through joint venture partners and independent sales contractors, and in Dallas, Texas through our employees.

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

Events Subsequent to March 31, 2006

None.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2006, the Company had no off balance sheet arrangements.

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

During the three months ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities and Company Purchases of Equity Securities

During the three months ended March 31, 2006, we entered into debt instruments in the form of convertible promissory notes in the amount of $2,500.  All of the debt instruments were offered and sold through the officers and directors of the Company in reliance upon exemptions from registration either under Section 4(2) of the Securities Act or under Section 3(b) of the Securities Act and Rule 505 of Regulation D promulgated thereunder. All such transactions were private offerings made without general solicitation. Payees signed convertible promissory notes acknowledging that they fully understood the speculative nature and risks of investments associated with the Company and that they were able to bear such risk, and that if they elected the conversion option they were purchasing shares for their own account and acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption is available. Further, even if a Payee elected to convert the debt to stock, the Company retained an absolute right to pay the debt with interest instead of allowing the conversion to stock.

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

Dated:  May 22, 2006

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  May 22, 2006

 By: /s/ Rebecca Richardson-Blanchard

              Interim Chief Financial Officer