Form 10QSB
period 2006-06-30
BIDGIVE INTERNATIONAL INC
filed 2006-08-21
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: June 30, 2006

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

(972) 943-4185
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares outstanding of the registrant's common stock on June 30, 2006: 6,308,292

Transitional Small Business Disclosure Format (check one):  Yes_ _No_X__

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005

ASSETS
CURRENT ASSETS Cash	$ 21,306	$ 12,589
Accounts receivable Inventory Prepaid expenses Other current assets	4,820 7,980 - 10,000	7,500 10,000

TOTAL CURRENT ASSETS	44,106	30,089

TOTAL ASSETS	$ 44,106	$ 30,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses Convertible Debt Deferred revenue	$ 197,498 125,640 12,000	$ 132,368 124,140 -

TOTAL CURRENT LIABILITIES	335,138	256,508

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,275,892
shares issued and outstanding, respectively	6,276	6,276
Additional paid-in capital	30,335	30,335
Accumulated Deficit	(368,143)	(303,530)

TOTAL STOCKHOLDERS’ DEFICIT	(291,032)	(266,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 44,106	$ 30,089

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months Ended June 30,
	2006	2005	2006	2005

REVENUES

Sales/Services	$69,767	$ 4,774	$ 133,683	$ 4,774

COST OF SALES
Cost of sales	43,999		43,999

Gross Profit	25,768	4,774	89,684	4,774

EXPENSES
Selling, general, and administrative expenses	54,227	33,657	149,297	63,969
Interest expense	2,500	3,992	5,000	3,992

NET LOSS BEFORE TAXES	(30,959)	(32,875)	(64,613)	(63,187)

Income tax expense	-	-	-	-

TOTAL INCOME (LOSS)	$ (30,959)	$ (32,875)	$ (64,613)	$ (63,187)

Loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighed average common shares outstanding	6,308,292	6,308,292	6,308,292	6,308,292

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005

OPERATING ACTIVITIES

Net Income (Loss)	$ (64,613)	$ (63,187)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets

Accounts receivable Inventory Prepaid expenses Shareholder receivable	(4,820) (7,980) 7,500 -	- -
Accounts payable and accrued expenses Deferred revenue	65,130 12,000	11,049 -

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	7,217	(52,138)

FINANCING ACTIVITIES

Proceeds from convertible debt	1,500	51,800

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,500	51,800

INCREASE (DECREASE) IN CASH	8,717	(338)

Cash at beginning of period	12,589	5,344

CASH AT END OF PERIOD	$ 21,306	$ 5,006

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2006

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

Nature of Business

The consolidated financial statements presented are those as of June 30, 2006 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

Our independent school marketing program was launched in October 2005, as part of the 100th Anniversary Montessori Initiative.   As of the date of this filing, approximately 450 Montessori schools have joined the Rewards Program as a result of their participation in this Initiative.

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

JUNE 30, 2006

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

On October 4, 2005, MPublishing, LLC (“MPub”) a Texas limited liability company was formed by BidGive and the American Montessori Society (“AMS”) for the purpose of publishing the magazine “M”, a publication for Montessori families, and operating the associated website (www.Mthemagazine.com ) wherein a co-branded form of the Company’s Rewards Program would be included.  The parties originally discussed MPub being owned 80% by the Company and 20% by AMS. On May 22, 2006, the ownership structure of MPub was finalized to allow AMS, as a non-profit entity, to avoid potential tax and liability issues related to holding an ownership interest in a for-profit entity. As a result, MPub is now 100% owned by the Company, and AMS is entitled to receive a 20% net profit royalty interest in the operation of MPub.  The Company intends to use MPub as one vehicle and process to market BidGive’s Reward Program to the public through the independent and private school market.

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

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

JUNE 30, 2006

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The significant estimates subject to change in the near future include other assets and deferred revenue.  Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

During the years ended December 31, 2004 and 2005, and period ended March 31, 2006, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling  $5,000 at June 30, 2006 has been accrued on the notes. Notes coming due prior to June 30, 2006 have been extended between three and six months and accordingly, all notes have been classified as short-term. During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any. Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

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

Disclaimer Regarding Forward-Looking Statements

Certain statements in this prospectus that are not statements of historical fact are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits.  Many factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

During 2005, the Company formed MPublishing, LLC, for the purpose (among other things) of producing and publishing the magazine “M”.  The magazine is intended to provide another medium to promote the Montessori Initiative and BidGive’s proprietary rewards program component.

Our consolidated revenues were $133,683for the six months ended June 30, 2006 (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and discount local and long distance services as well as magazine subscription sales.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues.  Our revenues increased to $133,683 during the six months ended June 30, 2006 from $4,774 during the six months ended June 30, 2005.  The increase in revenue from 2005 was due to expanding operations including marketing to the independent school market, launching and marketing the new magazine targeting the Montessori community, and marketing of our Rewards Program.

Selling, general and administrative expenses.  Our selling, general and administrative expenses increased $53,837 to $149,297 during the six months ended June 30, 2006 from $63,969 during the six months ended June 30, 2005.  The increase was primarily due to slightly higher costs associated with operations (including marketing to the independent school market, and the launch and marketing of the new magazine targeting the Montessori community), legal and accounting fees, and independent contractor fees.

Net loss.  The net loss was $64,613 during the six months ended June 30, 2006 compared to a net loss of $63,187 during the six months ended June 30, 2005. The increase was primarily due to slightly higher costs associated with operations (including marketing to the independent school market, and the launch and marketing of the new magazine targeting the Montessori community), legal and accounting fees, and independent contractor fees.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $65,130 to $197,498 at June 30, 2006 from $116,817 as of June 30, 2005. The increase consisted almost entirely of costs and fees associated with designing, printing/distributing and marketing the new magazine and the Rewards Program, professional fees, primarily to attorneys and accountants/auditors, and interest. The Company intends to settle these liabilities with proceeds from its proposed public offering.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues.  Our revenues increased to $69,767 during the three months ended June 30, 2006 from $4,774 during the three months ended June 30, 2005.  The increase in revenue from 2005 was due to increased sales activity with the Company’s business operations, including targeting the independent school market and launching and marketing the new magazine targeted to the Montessori community.

Selling, general and administrative expenses.  Our selling, general and administrative expenses increased $20,570 to $54,227 during the three months ended June 30, 2006 from $33,657 during the three months ended June 30, 2005.  The increase was primarily due to increased sales activity and business operations, including operational costs associated with the production and marketing of the magazine and the Rewards Program.

Net loss.  The net loss was $31,098 during the three months ended June 30, 2006 compared to a net loss of $30,959 during the three months ended June 30, 2005. The loss was primarily due to increased costs pertaining to sales activity with the Company’s business operations, including targeting the independent school market, and operational costs associated with the production and marketing of the magazine and the Rewards Program.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $52,318 to $197,498 at June 30, 2006 compared to $132,368 at December 31, 2005. The increase consisted of costs and fees associated with designing, printing/distributing and marketing the new magazine, professional fees, primarily to attorneys and accountants/auditors and interest. The Company intends to settle these liabilities with proceeds from its proposed public offering.

Liquidity and Capital Resources

For the six months ended June 30, 2006, the Company’s consolidated balance sheet reflects current and total assets of $44,106 in comparison to $30,089 for December 31, 2005, and current liabilities of $335,138 in comparison to $256,508 for December 31, 2005.

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

Plan of Operations

Our plan of operations for the period ending June 30, 2006, is to focus our initial marketing efforts on the independent school market, including the Montessori community, and other national non-profits, providing for nationwide geographic expansion.

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

One of the most significant uncertainties which the Company faces is whether it will be able to recruit enough participating merchants and enough participating members to make its Programs successful.  The Company believes that the independent school market will provide a cost-effective way to increase enrollment to a critical mass, where the process will become institutionalized and profitable within the not-for-profit entity, and a mechanism for recruiting additional merchants.   When joining the BidGive Programs, each not-for-profit entity must recruit at least ten (10) local merchants to join.  In addition, the Company believes that the interest which each not-for-profit entity will have in attempting to create a sustainable revenue stream for itself through use of the Bidgive Program, will entice such entities to market the Program to their constituents and to encourage those constituents to make regular use of the Program as a way of providing financial support to the not-for-profit entity. We intend to allocate a portion of the proceeds from our pending public stock offering to payment of costs associated with expansion of our programs into additional markets utilizing the nationwide network of independent schools to pursue merchants and new member participants in each market.

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

Events Subsequent to June 30, 2006

None.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2006, the Company had no off balance sheet arrangements.

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

During the three months ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.1

Convertible promissory note. (filed as Exhibit 4.1 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on May 6, 2005, and incorporated herein by reference).

4.2

Form of Convertible Note Extension Agreement. (filed as Exhibit 4.2 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on November 25, 2005, and incorporated herein by reference).

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

10.8

Agreement between BidGive and Data Mountain Solutions, dated December 2, 2003.  (filed as Exhibit 10.8 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on October 5, 2004, and incorporated herein by reference).

10.9

Form of BidGive International, Inc. confidentiality agreement for Independent Sales Consultants (filed as Exhibit 10.4 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.10

Form of BidGive International advertising participation agreement.

10.11

Certifications of Commitments to Purchase Common Stock, dated September 1, 2004 (filed as Exhibit 10.11 to Bidgive International’s Preliminary Registration Statement on Form SB-2 filed on January 18, 2005, and incorporated herein by reference.)

10.12

Agreement between Bidgive International, Inc. and American Montessori Society for consulting services. (filed as Exhibit 10.12 to Bidgive International’s Preliminary Registration Statement on Form SB-2/A filed on July 26, 2006, and incorporated herein by reference.)

10.13

Agreement between Bidgive International, Inc. and Brady & Paul Communications, Inc. for design and editorial services for M Magazine. (filed as Exhibit 10.13 to Bidgive International’s Preliminary Registration Statement on Form SB-2/A filed on July 26, 2006, and incorporated herein by reference.)

21.1

Subsidiaries of BidGive International.  (filed as Exhibit 21.1 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on October 5, 2004, and incorporated herein by reference).

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

Dated:  August 21, 2006

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  August 21, 2006

 By: /s/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer