Form 10KSB/A
period 2005-12-31
BIDGIVE INTERNATIONAL INC
filed 2006-08-29
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-KSB /A

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

BIDGIVE INTERNATIONAL, INC.

2005 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

6

ITEM 1.

DESCRIPTION OF BUSINESS

6

ITEM 2.

DESCRIPTION OF PROPERTY

19

ITEM 3.

 LEGAL PROCEEDINGS

19

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

PART II

20

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

20

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

22

ITEM 7.

FINANCIAL STATEMENTS

32

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  39

ITEM 8A.         CONTROLS AND PROCEDURES

39

ITEM 8B.

OTHER INFORMATION

39

PART III

39

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  39

ITEM 10.         EXECUTIVE COMPENSATION

42

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

42

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

44

ITEM 13.

EXHIBITS

46

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

SIGNATURES

49

SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this prospectus that are not statements of historical fact are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Principal Products and Services

Our initial products are discount retail, dining and travel certificates/credits, and discount local and long distance telephone service, where every purchase supports the not-for-profit of the purchaser’s choosing by donating a portion of the net proceeds from the transaction. For example, a purchaser could buy one of our $50.00 retail or dining certificates for the price of $35.00 with a portion of the proceeds going to the purchaser’s charity of choice. The certificate/credit is from a local or national merchant or fine restaurant that does not ordinarily give discounts, but does so with us because the charitable support element makes them good corporate citizens as well as increases traffic to their establishment. The purchaser gets a good deal and supports a good cause, the charity receives proceeds that they would not otherwise receive and for little cost or effort on its part, and the vendors receive advertising exposure and increased sales and traffic to their establishments while being good citizens and without having to choose just one charitable cause which some percentage of their customers might choose not to support.  This product is referred to as our Rewards Program.

We have acquired written contracts with various restaurants and retail merchants desiring to participate in our Rewards Program to offer and sell dining and shopping certificates in Palm Beach/Boca Raton, Florida (32 written contracts to date), and are continuing to seek contracts with additional merchants.   This program is operational in the Florida area.

We are also focusing our efforts on the independent school market by seeking to enroll them in a co-branded version of our Rewards Program called the AMS Rewards Program. While our standard Rewards Program is located in only one state (Florida), the AMS Rewards Program is being rolled-out nationally, and it is presently operational in 35 states and in Canada. We intend to encourage participatory schools to recruit local merchants into the AMS Rewards Program and are currently in the process of supplying the participating independent schools with necessary materials for that purpose. Sales activity has been nominal to date as we roll out the program and system.  Once a merchant is enrolled in either the Company’s Rewards Program or the co-branded AMS Rewards Program, the merchant and discount generated is available to all participants in any of the Company’s proprietary or co-branded Programs.

The Reward Program and the AMS Reward Program operate in the same way.  We enter into contracts with local merchants for them to provide discounts through our program.   Generally, the material terms of the written agreements require us to market the discounts provided by the vendors in exchange for a share of the discount, and require the vendors to agree to provide the negotiated discounts, accept BidGive certificates/credits submitted by purchasers, and participate in marketing efforts. Under the cooperative advertising certificate program, the purchaser receives a 30% discount off the normal retail price of the purchases from participating vendors, and an additional 5% of the normal retail price goes to the purchaser’s selected charity. For example, if the merchant provides a 20% discount, one-half of that discount amount (10% of the retail price) goes to the cardholder (they receive a 10% discount on the purchase in question, which is paid in the form of a rebate to their card) and the other half (the remaining 10%) is split equally between the charity designated by the cardholder and the Company. When merchants elect to participate and advertise through BidGive, they pay for part of the advertising cost by specifying the number of certificates that will be redeemable at their establishments.  BidGive generates revenues from the difference between the advertisement rates it negotiates with publishers and the advertising fees charged to the participating vendors.  We hold the discounts and certificates as inventory in the sense that the written advertising participation agreements provide for a specified number of certificates per each advertisement a vendor participates in or a standard discount given to BidGive debit cardholders (as discussed below), as maintained on our website by our inventory control software. The discounts and certificates will not be sold on a consignment basis.  The amount of the discount may vary and is determined through negotiations with each merchant.

We also have a written agreement with Coventry Travel, a travel industry consolidator, to offer travel related services. Coventry Travel provides all travel fulfillment services, including a toll-free customer service call center, in exchange for 20% of the $50 travel voucher cost when voucher purchasers contact Coventry Travel through our toll-free number. Either BidGive International or Coventry may cancel the agreement upon reasonable notice, but Coventry must honor all travel vouchers sold prior to cancellation.  We previously offered a discount telecom program to our customers, but in November 2004 this program was discontinued. We received nominal revenues (less than 1% of total revenues) from the telecom program prior to its discontinuance.  We currently intend to reinstate the program during the third quarter of 2006 ..

In November 2004, we added an online mall to our business through execution of a company called Linkshare.    This is a standard “click through” retail program in which the Company receives nominal revenue, and our patrons and designated not-for-profits receive discounts and royalties from the listed merchants for any merchandise or services purchased at the merchant via the “click through” from the Company’s website.  The material terms of the agreement with Linkshare are that the Company is permitted to establish the “click through” links with individual merchants in Linkshare’s network and offer the various discounts and royalties to its patrons.  We receive a small percentage of each transaction from the merchant, our patrons receive a stated discount (generally 1 – 5%), and the non-profit designated by the patron receives a royalty under our standard disbursement process.  During 2004, our revenues from the online mall were nominal and less than 1% of our revenue.

We present our AMS Rewards Program to independent schools as a way for them to leverage the relationship they have already established with the families of their students.   Individual schools may participate in the AMS Rewards Program simply by assigning parents to manage the program within the school, including enrolling other parents and school teachers/administrators in the program and recruiting local merchants into the program.  By encouraging the families of their students to join our AMS Rewards Program and to designate the school to receive the charitable royalty portion of the negotiated discount provided by merchants on each transaction, the school has the opportunity to increase the revenues it receives from student families without directly requesting additional donations from them. The AMS Rewards Program offered to the schools is a co-branded form of the Company’s standard Rewards Program, which has been adjusted in an effort to fit the unique interests and desires of the participant.  For example, with the Montessori community, the Company’s rewards program is being offered through participating Montessori schools and the American Montessori Society as the “Montessori Family Benefits” rewards card program in conjunction with the new Montessori magazine (“ M: the Magazine for Montessori Families”) and the 100th Anniversary of Montessori celebration in 2006-2007 (the “Montessori Initiative”).

Commencing in the third quarter of 2005, we provided consulting services to the American Montessori Society (“AMS”), an accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming 100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public,garnering media attention, acquiring corporate sponsors, and launching a new magazine devoted to Montessori teachings called “ M: The Magazine for Montessori Families” (the “Magazine”).   The Magazine is owned, operated and published by MPublishing, LLC, (“MPublishing”)

aprivate entity formed in October 2005, which is wholly owned (100%) by Bidgive. AMS is entitled to receive a royalty equal to 20% of the net profits earned by the Company from the operation of Mpublishing.  Bidgive, through Mpublishing, is responsible for the initial design, production, marketing and general implementation of the Magazine, with AMS’s assistance in providing Montessori and Montessori-related information.  Mpublishing is required to publish the Magazine on a bimonthly basis.  This Agreement has a term of five years, which can be extended for an additional five-year term upon mutual agreement of the parties, and can be terminated by either party at any time.

Along with the magazine, MPublishing operates an associated website ( www.MtheMagazine.com ) where the AMS Rewards Program resides and can be accessed by all participants.  Three (3) issues of the Magazine have been printed and distributed (every two months) since January 2006.  The new Magazine currently has approximately 3,500 subscribers.  It is anticipated that there will be an increase in the number of subscribers beginning in September 2006, with the new school year.

Editorial and design/layout services for the Magazine are handled by Brady & Paul Communications Inc., with printing and distribution services handled by Quebecor World.  Under our agreement with Brady & Paul, we must pay an initial cash payment of $7,500.00.  We also have agreed to pay Brady and Paul five percent (5%) of gross revenues derived from magazine operations in 2006 and ten percent (10%) in 2007 and thereafter.  B&P is entitled to receive $0.50 for each paid United States magazine subscription that is sold.  B&P is also entitled to receive $0.30 for each Canadian magazine subscription that is sold.  The total compensation to B&P under the agreement is limited to $1,000,000.  Brady & Paul will provide editing, design, and art direction, as well as assistance with the implementation of a publishing program.  Subscription and database software are utilized by MPublishing to maintain operations.  Our agreement with Quebecor World includes the industry standard terms setting forth Quebecor’s responsibilities for printing and distributing the magazine, and the Company’s payment of invoice responsibilities.  The specifics and prices may nominally change depending upon the number of copies printed/distributed and the number of pages included, with more copies or more pages per copy providing better pricing to the Company.

In addition to including articles that are intended to educate and inform readers, an integral part of the Magazine is to market the Company’s AMS Rewards Program and to be a vehicle for advertising by corporate sponsors and merchant participants.  The new Magazine and the associated website are intended to continue the Company’s advertising model and to serve as delivery vehicles in addition to local newspaper ads and inserts.

Our independent school marketing program was launched in October 2005,as part of the 100th Anniversary Montessori Initiative and as a vehicle to expand BidGive’s ongoing business operations. As of the date of this Prospectus, approximately 450 Montessori schools have joined the AMS Rewards Program as a result of their participation in this Initiative.

All Montessori schools are invited to join the Initiative, which includes offering parents a subscription to a new magazine devoted to the Montessori teaching philosophy and method.  This subscription includes automatic enrollment of the family in the co-branded Montessori

Family Benefits rewards program under the BidGive AMS Rewards Program umbrella.  The Montessori Family Benefits rewards card is the co-branded program for the Montessori schools employing the Company’s standard debit card reward program model.  The co-branded card can be either a Visa or a MasterCard debit card and will be issued in association with a card-issuing bank.  The card will utilize the Visa/MasterCard merchant systems and processing and will be accepted anywhere Visa/MasterCard are accepted.  However, the merchant will also have to be a participant in BidGive’s program for the purchaser and selected charity to receive benefits through our Rewards Program.

After a family enrolls in the AMS Rewards Program, we generate revenue as a result of receiving our share of the discount on every AMS Rewards Program transaction completed by that family.  Our proprietary software, along with the software from our card-issuing bank and our card merchant, tracks all transactions and divides and distributes the proceeds as necessary to each participant. Discounts are determined by the agreements with the individual merchants.  For example, with a 20% discount provided by the merchant, the cardholder receives one-half of the discount (in this example, 10%), and the other half is equally split between the charity designated by the cardholder and the Company.  With the AMS Rewards Program, the designated charity would be AMS and the local school selected by the cardholder.  AMS has its own agreements with its member schools in regard to how to divide the proceeds received by AMS.  This operation is part of our patent-pending business model. In addition, under our agreement with the American Montessori Society, we receive the entire school enrollment fee paid by each school that elects to participate in the Initiative, out of which we must pay the cost and expense of providing the necessary materials to the school for the purpose of marketing the AMS Rewards Program to their patrons and supporters.  The fee paid by each school is based on school size and ranges from $125 (for a school of up to 50 families) to $600 (for schools of over 500 families).  We also receive the subscription proceeds paid by families who subscribe to the Initiative.   Subscription to the magazine, which includes enrollment in the AMS Rewards Program and an AMS Rewards Program card, costs $49.95 per family, of which $15.00 is allocated and paid to BidGive as reimbursement for expenses related to expenses related to issuance of the Rewards Program card.   The balance of the subscription fee is retained by MPublishing and used to pay its operating expenses.  Marketing discounts and sales-driven reductions of the standard $49.95 subscription rate can be given, and have been given, as the Magazine launches and seeks to establish a base of subscribers.  In these instances, the amount allocated to BidGive for the card program is reduced to the $6 actual cost to issue a card, or the cost of the card will be obtained as a fee when the subscriber seeks to activate their discount Rewards Program account.  Under our agreement with AMS, AMS is entitled to receive a royalty equal to 20% of the net profits of Mpublishing.  BidGive is entitled to the remaining 80%.  AMS and individual Montessori schools are also entitled to 25% of all net revenue received by BidGive that is generated by the AMS Rewards Program.

The Rewards Program debit card is a standard stored-value debit card issued by Visa or MasterCard.  The cardholder initially loads the card with funds, and then ties replenishment of the funds on the card to a bank account or credit card when the funds reach a certain predetermined minimum level.  The cards have a magnetic stripe on the back and are PIN protected for security, as with standard debit cards.  These cards are not yet operational but we expect them to be operational by the third quarter of 2006.

Merchants who join the program have the opportunity to advertise in the new Montessori Magazine and on the new associated website (www.MtheMagazine.com), as well as in local newspaper inserts and other media generated by BidGive, in exchange for granting the discount rewards and certificates to the general public to support their charity of choice.  Once the merchants are recruited into the Program, the discounts they offer are available to any BidGive member without regard to who originally sponsored the merchant.

Our joint venture partner in Palm Beach/Boca Raton, Florida is Ms. Terry Byer.  Our joint venture partner in Newark, New Jersey and Long Island, New York is Personal Greetings, Inc.  Our joint venture partner in Toronto, Canada is Mr. Leonard Pearl.  The material terms of our agreement with each of the venture partners are nearly identical: they act as our local agents in recruiting and managing independent sales contractors and acquiring merchants and local charities to participate in our programs, and they pay for the initial advertisement in their local paper or other media to launch operations in the area, in exchange for compensation in the form of either shares of our common stock or a percentage of the net revenues generated through their locations, or a combination of both stock and revenue sharing—Ms. Byer in Florida will receive 10,000 shares of our common stock but no revenue sharing; Personal Greetings, Inc. in the Northeast area will receive 50% of the net profits generated by the operations in the Northeast area with a monthly advance against commissions after the completion of this public offering; and Mr. Pearl in Canada will receive 35,000 shares of our common stock and 50% of the net profits generated in Canada up to a maximum of $9,000 per month.  Further, as part of each agreement, if the individual joint venture was established on a revenue sharing basis, we have the right, at our option, to purchase the joint venture partners’ interests in the operations in exchange for shares of our common stock. Ronald Gardner, who is employed by our joint venture partner, Personal Greetings, Inc. (“PGI”), is also a Director of BidGive International, and both Mr. Gardner, individually, and PGI hold shares of our common stock.

In general, our business model, including the initial focus on the independent school market, is based on the following steps: with the cooperative advertising certificate program we purchase advertising space in publications (such as local newspapers/magazines including M: the Magazine, a publication of our wholly-owned subsidiary MPublishing) and other media (such as billboards and websites, including the website associated with the “M” magazine), we place the ads or subdivide the ad space and sell smaller ad space to select merchants in association with our total marketing program. The merchants will pay half of the purchase price for their advertising space in cash, with the remaining half of the purchase price payable in the form of discount certificates (in denominations of $50 or $100) that are redeemable at their business establishments. We will also offer the merchants the opportunity to provide slightly reduced (3-20%) but constant discounts to our participating members through our branded BidGive debit card affinity program, including co-branded programs such as the Montessori Family rewards card which programs are presently under development.  Our debit card and all co-branded cards will be issued by established banks in conjunction with either Visa or MasterCard, who will complete transactions using their established technology as with any other debit card. Similar to the certificate program, we will approach merchants to provide discounts to members participating in our debit card program (constant discounts under the debit card) that pay for their goods and services purchases with the BidGive or other co-branded debit card.  As with the certificate program, a portion of the monies will go to a charity selected by the purchaser.

BidGive International will receive a portion of the discount savings.  We receive revenue from retail and dining advertisers in the form of cash and discount certificates when advertisers participate in our marketing programs, and from customers in the form of cash (credit/debit card charges) when customers purchase the discount retail and dining certificates through our website or toll-free telephone number, or use their BidGive or co-branded debit card with the affinity purchasing program. We receive revenue in the form of cash (credit/debit card charges) when customers purchase travel vouchers, which give them access to savings on travel through our contract with Coventry Travel.

Historically, the percentages of revenues generated by each of our business segments were: retail – 50%, dining – 45%, travel – 3%, and telecom – 2%. Our telecom program has since been temporarily discontinued while we locate a new telephone service provider. As we increase our marketing and advertising efforts, we expect travel, and, once we engage a new telephone service provider, telecom, to increase to 5% and 3% of our revenues, respectively, with retail and dining falling to 47% and 45% of our revenues, respectively. Our standard discount for retail and dining certificates is 30%, and in conjunction with each purchase, we agree to pay a royalty (generally 5%) to the purchaser’s charity of choice.  The constant discount under the affinity debit card program ranges from 3% to 20% depending upon the merchant, with royalties (divided between us and the purchaser’s charity of choice) ranging from 1% to 5% depending upon the discount provided to the purchaser. Under our business model of using both independent schools and their patrons, as well as our venture partners and independent contractors to open markets, the addition of future markets should only require nominal resources of our time and money.

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

Marketing and Distribution Strategies

Our marketing is divided into four areas. First, we plan to market our program to retail merchants, service providers and restaurants. The purpose of this marketing is to acquire credits from the providers, and generally a cash payment or enrollment into our Rewards Program , in exchange for inclusion in our marketing program to the public.

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

Our competition also includes several web-based charity shopping sites, such as CharityMall.com, GreaterGood.com and iGive.com. These sites generally simply offer links to major and specialty retailers through their site. They ask a not-for-profit to notify their constituency that the site is available and can be accessed either directly or through the not-for-

profit’s site, and they pay the not-for-profit a percentage of the revenue they receive from the retailer for directing the sale to their site.

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

ITEM 2.

DESCRIPTION OF PROPERTY

Our offices are currently located at 3538 Caruth Blvd., Suite 200, Dallas, Texas 75225, in approximately 400 square feet of office space in a facility owned by one of our investors, Jim Walker, who is providing the space rent-free while we ramp up operations and seek to raise capital. These premises will remain available to us on a rent-free basis until we outgrow them and require larger offices. Our current office space is adequate and suitable for current operations, and is expected to be suitable for future operations for at least the remainder of the current fiscal year. We have also established a satellite office in New Jersey through another one of our investors, PGI, who is also providing the space rent-free while we obtain capital and expand operations. Other than office space, we maintain minimal amounts of equipment. Our inventory of discount certificates and credits is maintained on our website and in our contracts with participating vendors. The website is housed on third party host servers with scalable properties and redundant backup and security protections, as is the toll free telephone system. Our proprietary in-house operating software was designed using free shareware as a base, and we license other elements of our operations as necessary.

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

On December 4, 2003, we acquired all of the assets of BidGive Group, LLC through the merger of BidGive Group, LLC with and into the Merger Sub, with the Merger Sub as the surviving corporation. BidGive Group, LLC was a start-up transitional company formed on May 28, 2003 to acquire certain assets from a developmental, non-operating company named BidGive, Inc. The assets which we acquired in the merger consisted of a development stage discount certificate business, the related website, and related proprietary technology. We intend to use the assets we acquired in the Acquisition Merger to further develop operations of an e-commerce website through which we will offer and sell discount shopping, dining and travel certificates, and will investigate the possibility of offering other products and services as opportunities arise.

We launched our operations and commenced revenue generating business and marketing operations with the opening of our first market in the Palm Beach/Boca Raton Florida area, on February 2, 2004, but have only had limited operations to date.

On October 4, 2005, MPublishing, LLC (“MPub”) a Texas limited liability company was formed by BidGive and the American Montessori Society (“AMS”) for the purpose of publishing the magazine “M”, a publication for Montessori families, and operating the associated website ( www.Mthemagazine.com ) wherein a co-branded form of the Company’s Rewards Program would be included.  The parties originally discussed MPub being owned 80% by the Company and 20% by AMS.  On May 22, 2006, the ownership structure of MPub was finalized to allow AMS, as a non-profit entity, to avoid potential tax and liability issues related to holding an ownership interest in a for-profit entity.  As a result, MPub is now 100% owned by the Company, and AMS is entitled to receive a 20% net profit royalty interest in the operation of MPub.  The Company intends to use MPub as one vehicle and process to market BidGive’s Reward Program to the public through the independent and private school market.

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

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of proceeds from this offering, possible issuance of additional short-term debt, and revenues generated by ongoing operations. We may not receive any significant amount of proceeds from either this offering or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we do not receive significant proceeds from this offering and are unable to raise additional capital from other sources, such as short-term loans from our officers and directors or other persons, we will be required to limit our operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail our expansion plans to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing.  The present cash on hand combined with revenues being generated from operations, are expected to satisfy our cash needs until at least October 2006 based upon our current level of operations.

In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 32,400 shares of common stock from which we received gross offering proceeds of $40,500 and a total of $ 127,290 in face amount of convertible promissory notes. We also paid off $1,650 in notes plus accrued interest; leaving a total of $125,640 in notes currently outstanding. These securities were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of our registration statement, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities laws.  If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

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

During the year ended December 31, 2005, we issued a total of $76,800 of additional short-term notes and paid off notes totaling $650. The notes issued during 2005 were issued on terms that are similar to the terms of the notes issued in 2004.  But the notes issued during 2005 all have a conversion price of either $1.50 or $1.75.  Subsequent to the fiscal year ended December 31, 2005, we paid off notes totaling $1,000 plus accrued interest.

The due dates of substantially all the notes have been previously extended by mutual agreement as necessary to avoid default, without payment of additional consideration, and none of the notes are currently in default.   At the present time, the due dates of outstanding notes range from August 28 , 2006 to November 19 , 2006.  Although there is no assurance, Company management currently believes that all note holders will voluntarily continue to agree to extensions of the due dates of their respective notes as necessary to avoid the possibility of a default at any time prior to the date of this Prospectus and for a reasonable period of time thereafter.

The following table lists the original due date and the extended due date for each note:

Note	Amount	Interest Rate	Conversion Rate	Original Due Date	Extended Due Date

1	$2,500	6%	$1.25	5/18/2005	11 /19/2006

2	$4,500	6%	$1.25	5/28/2005	8 /28/2006

3	$6,250	10%	$1.25	11/29/2004	9 /1/2006

4	$4,990	6%	$1.25	7/1/2005	10 /1/2006

5	$5,400	6%	$1.25	8/3/2005	11 /3/2006

6	$10,000	10%	$1.25	9/30/2005	9 /30/2006

7	$2,500	10%	$1.50	5/9/2005	11 /10/2006

8	$350	10%	$1.50	6/8/2005	Paid

9	$6,500	10%	$1.50	6/14/2005	9 /15/2005

10	$5,000	10%	$1.50	7/1/2005	10 /1/2006

11	$300	10%	$1.50	7/12/2005	Paid

12	$5,000	10%	$1.50	8/3/2005	11 /3/2006

13	$1,000	10%	$1.50	8/5/2005	Paid

14	$5,000	10%	$1.50	9/11/2005	9 /11/2006

15	$5,000	10%	$1.50	10/1/2005	10 /1/2006

16	$6,500	10%	$1.50	10/27/2005	10 /27/2006

17	$5,000	10%	$1.50	12/1/2005	9 /1/2006

18	$15,000	12%	$1.75	12/9/2005	9 /9/2006

19	$4,000	10%	$1.50	12/21/2005	9 /21/2006

20	$5,000	10%	$1.50	1/19/2006	10 /19/2006

21	$5,000	10%	$1.50	11/9/2005	11 /9/2006

22	$5,000	10%	$1.50	12/1/2005	9 /1/2006

23	$15,000	12%	$1.75	5/8/2006	11/8/2006

24	$2,500	10%	$1.75	9/21/2006

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

Fiscal Year Ended December 31, 2005 [Consolidated] Compared to Fiscal Year Ended December 31, 2004.

Financial Statement Line Item	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004

Revenue from Operations	$80,593	$25,920

Selling, General and Administrative Expenses	$ 146,424	$185,579

Net Loss	($78,005)	($159,579)

Current and Total Assets	$12,589	$5,344

Convertible Debt Outstanding	$124,140	$47,990

Current Liabilities	$256,508	$163,758

Cash on Hand	$12,589	$5,344

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

Consolidated selling, general and administrative expenses for the fiscal year ended December 31, 2005 were $146,424, compared to $185,579 for the same expenses during the fiscal year ended December 31, 2004. The decrease in selling, general and administrative expenses in 2005 as compared to 2004 is primarily the result of decreased expenses in 2005 for legal services.  Expenses for legal services in 2005 dropped $75,463.57 from the prior year due to the winding up of patent work in 2004, decreased charges for the company’s public filings, and merger issues.

Our consolidated net loss for the fiscal year ended December 31, 2005 was $78,005 compared to a net loss of $159,659 for the fiscal year ended December 31, 2004. The decrease in net losses during this period is attributable to increased sales activity and lower legal fees, as discussed above.

For the year ended December 31, 2005, our consolidated balance sheet, which reflects both the effect of the merger and the finances of MPublishing, LLC, which as of December 31, 2005, was majority owned by the Company, reflects current and total assets of $30,089 in comparison to $15,344 for the twelve months ended December 31, 2004.  The increase in Current and Total Assets is the result of an increase in cash on hand and the addition of certain prepaid expenses as an asset.

Convertible Debt increased from $47,990 for the year ending December 2004 to $124,140 for the year ending December 2005 as a result of our issuance of additional convertible during 2005, the proceeds of which were used to fund operations.  We intend to allocate a portion of the proceeds from this offering to pay off this convertible debt.   Additional discussion regarding the Company’s outstanding convertible debt is set forth below under Plan of Operations

As of December 31, 2005, the Company had total current liabilities of $256,508 in comparison to $163,758 for the twelve months ended December 31, 2004. The increase in current liabilities is primarily the result of the increase in the amount of convertible debt outstanding.

Cash on Hand as of December 31, 2005, was $12,589 as compared to $5,344 as of December 31, 2004.  The increase in cash on hand as of December 31, 2005 is the result of receipt of proceeds from the sale of convertible debentures.   Additional discussion regarding the Company’s plans to satisfy its cash requirements is set forth below in disclosures regarding our Plan of Operations.

The Company anticipates substantial increases in revenues beginning in September 2006, as more schools enroll in the Montessori Initiative and in our discount rewards program and as parents of enrolled schools obtain paid magazine subscriptions, which include enrollment in the BidGive Rewards Program.   However, there is no guarantee that revenues will increase.   BidGive receives part of the school enrollment fee proceeds paid by each school to participate in the Initiative and part of the subscription proceeds paid by individual subscribers to the magazine, as well as its share of the discount on every transaction under the Program. Further, the Company is in negotiations with numerous other not-for-profits desiring to include the BidGive Rewards Program as the cornerstone of their fundraising activities.

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

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2006, is to focus our initial marketing efforts on the independent school market.  We will also continue to seek to expand operations in the Palm Beach/Boca Raton market and to seek to open additional markets for our Rewards Program primarily through joint venture partners and independent sales contractors.

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

When joining the BidGive Programs, each not-for-profit entity must recruit at least ten (10) local merchants to join.  In addition, the Company believes that the interest which each not-for-profit entity will have in attempting to create a sustainable revenue stream for itself through use of the Bid G ive Program, will entice such entities to market the Program to their constituents and to encourage those constituents to make regular use of the Program as a way of providing financial support to the not-for-profit entity.

We intend to allocate a portion of the proceeds from our pending public stock offering to payment of costs associated with expansion of our programs into additional markets utilizing the nationwide network of independent schools to pursue merchants and new member participants in each market.

We receive the school enrollment fee paid by each school to participate in the Initiative, $15 of the standard subscription proceeds paid by individual subscribers to the Initiative, all net profits from the operations of MPublishing after deducting the 20% net profit royalty payable to AMS, and our share of the discount on every transaction under the AMS Rewards Program.  We are projecting an increase in revenues beginning in September 2006, at the commencement of the new school year, as more schools enroll in the Montessori Initiative and the discount rewards program and as school families begin to actively use their debit cards in order to allow the school to participate in the Program. Our projection that revenues will increase is based on our current operations, results of operations to date, and discussions with our clients.  There is no guarantee that revenues will increase.  The recurring costs to publish each issue of the Magazine, including writers’ fees, editorial fees, design layout fees and production assistance, will remain approximately the same issue-to-issue, after the program has been established, as we pay a flat fee for these publishing services for each issue regardless of the number of subscriptions that we have.  The only Magazine-related expense that would increase or decrease based on the number of subscriptions we have sold would be the printing and distribution costs; however, these expenses would only increase incrementally because, as we print more copies, our cost-per-copy decreases with economies of scale.  Consequently, we expect the increase in the costs and expenses of the magazine to be less than the increase in revenue received in the event that our circulation increases, of which there can be no assurance.  Other general expenses, not associated with publication of the Magazine, such as overhead, salaries and supply costs, may increase as our operations become larger; however, we believe that our income will also increase as we gain more customers.

Discount Certificate Program

In addition to the Palm Beach/ Boca Raton, Florida market, the Company intends to continue its efforts to open additional markets in Newark, New Jersey; Long Island, New York, and Toronto, Canada through joint venture partners and independent sales contractors, and in Dallas, Texas through our employees under our cooperative advertising program ..

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

There is no assurance that we will receive sufficient proceeds from our pending stock offering or from other sources to fund the hiring of additional employees or the opening of additional markets. To the extent we do not have sufficient funds we will be required to alter our plans in such a way that we open only those markets for which funds are available.    In that event, we will curtail our opening of additional markets until each market we have previously opened is self-sustaining.

The detailed steps, estimated time frames and estimated costs required to open a market utilizing our independent school programs may include:

Step 1-- enrolling a school or schools in a certain area, obtaining the advertising rate from the participating media when implementing the advertising program, training school patron supporters, or utilizing independent sales representatives (10-14 days, $250);

Step 2--acquiring not-for-profit entity participation (schools, etc.) to assist in acquiring vendor and merchant participation and signed marketing participation agreements (14-21 days, $ 150 );

Step 3--signing up the not-for-profit’s individual members and issuing BidGive branded debit cards where appropriate and marketing the not-for-profits supporters to patronize participating merchants’ establishments (14-21 days, $2,500);

Step 4-- if including the cooperative advertising program in a market’s offerings, receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates (5-7 days, $ 1 ,000);

Step 5-- if including the cooperative advertising program in a market’s offerings, obtaining ad approval from the media, adding the merchants to the BidGive website (5-7 days, $ 500);

Step 6--selling and issuing BidGive or co-branded debit cards to the general public in the marketing area (7-10 days, $3,500); and

Step 7-- if including the cooperative advertising program in a market’s offerings, marketing the program in the area when the advertisement appears and where the merchants supporting the debit cards are located (7-10 days, $ 2,500 ).

By utilizing the independent school program to establish a specific market, only the first three Steps are necessary for the Company to have revenue-generating operations in a specific market, thus significantly reducing the time and cost to the Company involved in establishing its programs. Based upon these estimated time frames, we currently anticipate that it will take approximately 38-56 days and $2,900 to enroll a lead school, sign-up participating merchants, issue debit cards, and process the first transaction under the independent school program model in a geographic location.  If we include the cooperative advertising program and marketing to the general public in the area, 75 to-90 days and $10,400 will be required to complete all of the indicated steps required to reach the stage when the first advertisement appears in local media and we are able to begin marketing the program to the general public in a market. In the markets in which we include the cooperative advertising program, and have joint venture partners, they will be responsible for 100% of the costs associated with Steps 1, 2, 6 and 7 and approximately 75% of the costs associated with Steps 3, 4 and 5, which leaves us responsible for approximately $1,000 of the $10,400 required to include the cooperative advertising program in such markets.

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

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 31, 2006, except for footnotes 1 and 4, which is July 7, 2006

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

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2005	2004

Revenues
Sales revenues	$ 80,593	$ 25,920
Cost of sales	-	-
Gross profit	80,593	25,920

Operating expenses
General and administrative expenses	146,424	185,579
Total operating expenses	146,424	185,579

Loss from operations	(65,831)	(159,659)

Other income (expense)
Interest income	48	-
Interest expense	(12,174)	-
Total other income (expense)	(12,174)	-

Net loss before income taxes	(78,005)	(159,659)

Provision for income taxes	-	-

Net loss	$ (78,005)	$ (159,659)

Basic and diluted net loss per share	$ (0.01)	$ (0.03)

Weighted average number of shares outstanding, including shares subject to rescission	6,308,292	6,308,292

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

On November 2, 2005, the Company created a newly formed Texas limited liability company by the name of MPublishing, LLC (MPub).  MPub was formed on October 4, 2005 for the purpose of publishing the magazine “M”, a publication for Montessori families, operating the associated website ( www.Mthemagazine.com ).  The Company intends to use MPub as one vehicle and process to market BidGive’s Reward Program to the public, starting with the independent, and private school market, in keeping with its current business model for acquiring merchants and participants into the Rewards Program.  The formation has been accounted for under the purchase method of accounting, though the net assets of MPub, at the date of formation, were insignificant.

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

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors, usually via credit card transactions, as payment for advertising via discount certificates and loading funds onto debit cards. The Company also receives some cash payments from vendors in payment for the advertising and marketing it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable. Revenue is generally realized when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company’s selling price is fixed and determinable, and collectibility is reasonably assured. Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services. Accounts receivable of $10,000 for payments to be received under contract for services not yet completed have been recorded at December 31, 2004. In 2005, the Company completed its obligations under the contract and has recognized the revenue accordingly. Payment for the services valued at $10,000 was received in the form of a 25 % interest in the future sales of the “Journey to Discovery” CD, which the Company anticipates, will realize significant sales in the short term. The value of the asset was recorded as other current assets.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, ”Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN No. 47 will have a material affect on the Company’s consolidated financial position, results of operations or cash flows.

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

2.

CONVERTIBLE  DEBT

During 2005, the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations. The notes are due in six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share. Accordingly, the Company has not recorded any interest related to beneficial conversion features. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately (see Note 5), or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, excepting one issued late in 2005, have extended due dates, ranging from April 2006 through July 2006.

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

4.

RELATED PARTY TRANSACTIONS

The Company realized revenues from the American Montessori Society (AMS) totaling $35,750 for services rendered in connection with website design and development for its Montessori Initiative.  AMS is entitled to receive certain royalties from M Pub, the Company’s wholly-owned subsidiary pursuant to an agreement that commenced in 2006.

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

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

4.

RELATED PARTY TRANSACTIONS – CONT’D

The Company has paid contractor fees to the Company’s president totaling $60,000 in lieu of officer’s salaries.

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

6.

COMMITMENTS AND CONTINGENCIES

The Company has entered into a letter of agreement with a consulting entity for which the Company is to receive editing, design, and art direction as well as assistance with the implementation of a publishing program for MPub.  As of December 2005, the Company had placed on deposit, fees of $7,500 as earnest money which has been recorded as prepaid assets.  The Company is obligated to pay $10,000 per issue for assistance with the production of the magazine “M” (designed specifically for raising awareness for Montessori programs) and studio overhead, once publication begins and the payments will accrue until the Company realizes sufficient revenues from advertising and subscription sales to cover these per-issue payments.  The Company is also obligated to pay a certain percentage of revenues derived from the magazine and website which increases during the second year of operation.  In the event the entity is terminated from its services for just cause under the agreement, the Company must pay a termination fee of $10,000 per month until December 31, 2007.

The Company has also entered an agreement with an individual for professional expertise, contacts, writings, etc. relating to the design and strategy of the magazine.  Under the agreement, the Company is required to pay $1.00 per subscription up to a maximum of $3,500 per month, until day-to-day personnel are hired or until August 30, 2006.  Payments shall also be made to the individual from AMS, from revenues derived by AMS for advertising sales in the magazine, folios and website.

The Company has one payment of $6,500 remaining to pay at December 31, 2005 from a total three-month commitment to a public relations firm.  The agreement will automatically renew on a monthly basis, unless either party terminates the agreement in writing.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a filing of Form 8-K, on or about January 1, 2006, Child, Sullivan & Company, the principal accountant for BidGive  International, Inc. (the "Company") changed its accounting practice from a corporation  to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC.  As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006.  The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

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

The Company has issued convertible notes to officers and majority shareholders in order to obtain funding for operations. The notes total $73,740 at December 31, 2005 and have accrued interest totaling $5,360.  Two notes with balances totaling $650 were repaid during 2005.

The Company has paid contractor fees to the Company’s president totaling $66,000 during the past two years in lieu of officer’s salaries.

The Company realized revenues from the American Montessori Society (AMS) totaling $35,750 for services rendered in connection with website design and development for its Montessori

Initiative.  AMS is entitled to receive certain royalties from M Pub, the Company’s wholly-owned subsidiary pursuant to an agreement that commenced in 2006.

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

10.1

Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Personal Greetings, Inc., dated February 15, 2004 (filed as Exhibit 10.1 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.2

Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Leonard Pearl, dated February 15, 2004 (filed as Exhibit 10.1 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

10.3

Joint venture/revenue sharing letter agreement between BidGive International, Inc. and Terry Byer, dated February 15, 2004 (filed as Exhibit 10.3 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on April 28, 2004, and incorporated herein by reference).

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

10.8

Agreement between BidGive and Data Mountain Solutions dated December 2, 2003, (filed as Exhibit 10.8 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on October 5, 2004, and incorporated herein by reference).

10.9

Form of BidGive International, Inc. confidentiality agreement for Independent Sales Consultants (filed as Exhibit 10.9 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on July 28, 2004, and incorporated herein by reference).

10.10

      Form of BidGive International advertising participation agreement (filed as Exhibit 10.10 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on October 5, 2004, and incorporated herein by reference).

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

Dated: August 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: August 29, 2006

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer

Dated: August 29, 2006