Form 10KSB/A
period 2004-12-31
BIDGIVE INTERNATIONAL INC
filed 2006-08-30
CIK 1111473

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

BIDGIVE INTERNATIONAL, INC.

2004 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

7

ITEM 1.         DESCRIPTION OF BUSINESS

7

Background

7

Development of Business of BidGive Group, LLC

8

Principal Products and Services

8

Description of Industry

11

Marketing and Distribution Strategies

11

Competition

13

Proprietary Technology

14

Government Regulation

14

Employees

15

ITEM 2.

DESCRIPTION OF PROPERTY

15

ITEM 3.

 LEGAL PROCEEDINGS

15

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

16

PART II

16

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

16

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

24

Overview

24

Liquidity and Capital Resources

24

Results of Operations

25

Plan of Operations

26

Off-Balance Sheet Arrangements

29

ITEM 7.

FINANCIAL STATEMENTS.

29

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  42

ITEM 8A.         CONTROLS AND PROCEDURES

42

ITEM 8B.

OTHER INFORMATION.

43

PART III

43

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  43

Biographical Information

43

Advisory Board

45

Section 16(a) Beneficial Ownership Reporting Compliance

45

Code of Ethics

46

ITEM 10.         EXECUTIVE COMPENSATION

46

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

46

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

47

ITEM 13.

EXHIBITS

49

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

51

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this filing that are not statements of historical fact are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty because the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors. Many factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

We have acquired written contracts with various restaurants and retail merchants desiring to participate in the Rewards Program to offer and sell dining and shopping certificates in Palm Beach/Boca Raton, Florida (32 written contracts to date), and are continuing to seek contracts with additional merchants.  We have also begun the process of acquiring similar written contracts in Newark, New Jersey; Long Island, New York; Dallas, Texas; and Toronto, Canada, utilizing independent sales contractors and joint venture partners, although we are not yet offering dining and shopping certificates for sale in these markets.  We plan to market our Rewards Program to independent schools across the nation, as well.

We enter into contracts with local merchants for them to provide discounts through our Rewards Program.   Generally, the material terms of the written agreements require us to market the discounts provided by the vendors in exchange for a share of the discount, and require the vendors to agree to provide the negotiated discounts, accept BidGive certificates/credits submitted by purchasers, and participate in marketing efforts. Under the cooperative advertising certificate program, the purchaser receives a 30% discount off the normal retail price of the purchases from participating vendors, and an additional 5% of the normal retail price goes to the purchaser’s selected charity. For example, if the merchant provides a 20% discount, one-half of that discount amount (10% of the retail price) goes to the cardholder (they receive a 10% discount on the purchase in question, which is paid in the form of a rebate to their card) and the other half (the remaining 10%) is split equally between the charity designated by the cardholder and the Company.   When merchants elect to participate and advertise through BidGive, they pay for part of the advertising cost by specifying the number of certificates that will be redeemable at their establishments.  BidGive generates revenues from the difference between the advertisement rates it negotiates with publishers and the advertising fees charged to the participating vendors.  We hold the discounts and certificates as inventory in the sense that the written advertising participation agreements provide for a specified number of certificates per each advertisement a vendor participates in or a standard discount given to BidGive debit cardholders (as discussed below), as maintained on our website by our inventory control software. The discounts and certificates will not be sold on a consignment basis.  The amount of the discount may vary and is determined through negotiations with each merchant.

We also have a written agreement with Coventry Travel, a travel industry consolidator, to offer travel related services. Coventry Travel provides all travel fulfillment services, including a toll-free customer service call center, in exchange for 20% of the $50 travel voucher cost when voucher purchasers contact Coventry Travel through our toll-free number. Either BidGive International or Coventry may cancel the agreement upon reasonable notice, but Coventry must honor all travel vouchers sold prior to cancellation.  We previously offered a discount telecom program to our customers, but in November 2004 this program was discontinued. We received nominal revenues (less than 1% of total revenues) from the telecom program prior to its discontinuance.  We currently intend to reinstate the program during the third quarter of 200 6 ..

 In November 2004, we added an online mall to our business through execution of a company called Linkshare.      This is a standard “click through” retail program in which the Company receives nominal revenue, and our patrons and designated not-for-profits receive discounts and royalties from the listed merchants for any merchandise or services purchased at the merchant via the “click through” from the Company’s website.  The material terms of the agreement with Linkshare are that the Company is permitted to establish the “click through” links with individual merchants in Linkshare’s network and offer the various discounts and royalties to its patrons.   We receive a small percentage of each transaction from the merchant, and our patrons receive a stated discount (generally 1 – 5%) and the non-profit designated by the patron receives a royalty under our standard disbursement process.  During 2004 , our revenues from the online mall were nominal, and less than 1% of revenue.

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

Marketing and Distribution Strategies

Our marketing is divided into four areas. First, we plan to market of the Rewards Program to independent schools and their patrons, retail merchants, service providers and restaurants. The purpose of this marketing is to acquire participation and credits from the providers, and generally a cash payment or enrollment into our Rewards Program , in exchange for inclusion in our marketing program to the public.

In the second marketing phase, the credits received from the providers are then marketed through newspaper and magazine advertising and our website s to the general public at a discount of 30% as BidGive Charity Shopping Certificates, BidGive Charity Dining Certificates, and BidGive Charity Travel Vouchers , or other co-branded instruments, and via our proprietary debit card programs .. The advertising includes the logos of some of the benefiting not-for-profit organizations that receive a royalty of 5% of a purchaser’s transaction under the Retail, Dining, and Travel Programs; the royalty under the Telecom Program is on a sliding scale from 2% to 10% depending upon the number of customers participating. Participating not-for-profits , including independent schools , are given a communications kit that provides information about the programs which they can disseminate to their supporters and staff.

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

The fourth area of marketing is expected to involve the bulk sale of certificates and debit cards by us , by participating independent schools, or by an independent contractor sales force to companies that may use them as employee or customer gifts, or to reduce their cost of entertaining or purchasing.

We have started and are actively pursuing the first three marketing phases above in Palm Beach/Boca Raton, Florida ..   We plan to develop the business on a city-by-city basis using joint venture partners and independent contractors to secure the participating vendors in order to avoid the need to pay for a large sales force in advance of sales, or significantly expand our infrastructure in advance of anticipated sales. Generally, the independent sales contractors will be paid commissions as follows: (i) $100 of the first month’s cash received by us from Retail and Dining program fees; (ii) 50% of the subsequent monthly Retail and Dining program fees paid to us by each merchant; and (iii) a 7% commission on add-on advertising (i.e., newsprint, billboard, radio, cable, etc.) and a 7% commission on all dining and restaurant certificate sales. Once a market is selected and the volume of vendors that the independent sales contractor(s) produce can be predicted with reasonable certainty, we will have opportunity to determine if our computer hosting, call center or staff capabilities will need to be enhanced. The sale of BidGive certificates to the public usually begins 45-60 days after vendor acquisition. We are currently selling retail and dining certificates on our website and through our toll-free number covering merchants in the Palm Beach/Boca Raton, Florida area. We are also offering travel vouchers nationwide through our website, and intend to offer telecom services again once we engage a new telephone service provider.

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

There are two ways for a customer to purchase a BidGive certificate or obtain a BidGive debit card .. The customer can go to one of our website s to register and purchase the certificate, or can call a toll-free number (to a call center operated by Data Mountain Solutions, Inc.) to purchase the certificate /card .. Payments are made by credit card and the certificates generally expire six months from the date of purchase. The BidGive or co-branded certificate s/cards can be used by the purchaser or given as a gift to be used by the recipient.  The material terms of the written agreement with Data Mountain Solutions, Inc. (“DMS”) require DMS to provide turnkey call center set-up and monitoring services for order placement and certificate redemption, for a $350 monthly fee. Either party may cancel the agreement upon 30 days’ written notice, and DMS may adjust its rates or modify the terms and conditions of the agreement upon 60 days’ notice.  The contract is on a month-to-month basis, required an initial set up fee of $1,000, and has per minute costs of $.11.

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

Employees

We currently have two full-time employees, and utilize independent contractors and joint venture partners for the bulk of our operations. Our joint venture partner in Palm Beach/Boca Raton, Florida is Ms. Terry Byer. Our partner in Newark, New Jersey and Long Island, New York, is Professional Greetings, Inc., and our joint partner in Toronto, Canada is Mr. Leonard Pearl. Our joint venture partners act as our local agent in recruiting and managing independent sales contractors and in locating local merchants and charities to participate in our programs. They pay for the initial advertisement in their local newspaper in exchange for compensation in the form of either stock in the Company or a percentage of the net revenues generated through their locations, or a combination of both stock and revenue sharing.

ITEM 2.

DESCRIPTION OF PROPERTY

Our offices are currently located at 3229 Wentwood Drive, Suite 200, Dallas, Texas 75225, in approximately 500 square feet of office space in a facility owned by Mr. Walker, one of our investors, who is providing the space rent-free while we ramp up operations and seek to raise capital. These premises will remain available to us on a rent-free basis until we outgrow them and require larger offices. Our current office space is adequate and suitable for current operations, and is expected to be suitable for future operations for at least the remainder of the current fiscal year.   Other than office space, we maintain minimal amounts of equipment. Our inventory of discount certificates is maintained on our website and in our contracts with participating vendors. The website is housed on third party host servers with scalable properties  (i.e., the ability to be expanded) and redundant backup and security protections, as is the toll free telephone number .. Our proprietary in-house operating software was designed using free shareware as a base, and we license other elements of our operations as necessary.

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

We currently have no securities authorized for issuance under any equity compensation plans.

We have never declared any cash dividends on our common stock, and do not anticipate declaring dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share	Aggregate Purchase Price

Jim Walker (1)	August 2, 2004	Convertible Note (11) (14)	N/A	$5,400

Thomas Richardson (1)	September 29, 2004	Convertible Note (11) (14)	N/A	$10,000

Jim Walker (1)	November 11, 2004	Convertible Note (10) (14)	N/A	$2,500

Michael Jacobson (1)	December 7, 2004	Convertible Note (10) (14)	N/A	$350

Jim Walker (1)	December 13, 2004	Convertible Note (10) (14)	N/A	$6,500

Jim Walker (1)	December 31, 2004	Convertible Note (10) (14)	N/A	$5,000

Shai Rappaport (1)	March 2, 2004	4,000 shares (5)	$1.25	$5,000

Saleem Lakdawala (1)	February 10, 2004	2,000 shares (5)	$1.25	$2,500

Jack Weiner (1)	February 6, 2004	12,000 shares (5)	$1.25	$15,000

John Peiser (1)	February 3, 2004	8,000 shares (5)	$1.25	$10,000

Joseph Pioppi (2)	January 22, 2004	2,400 shares (5)	$1.25	$3,000

PGI, Inc. (1)	January 20, 2004	2,000 shares (5)	$1.25	$2,500

Frank Pioppi (2)	January 9, 2004	2,000 shares (5)	$1.25	$2,500

Neil Berwish (1)	December 5, 2003	5000 shares (4)	$1.25	$6,250

Phil Berwish (9)	December 5, 2003	5000 shares (4)	$1.25(9)	$6,250

David Peterson (9)	December 5, 2003	5000 shares (4)	$1.25(9)	$6,250

Michael Jacobson	December 4, 2003	1,206,800 shares (16)	$.001 (15)	$1,207

James P. Walker, Jr.	December 4, 2003	1,470,625 shares (16)	$.001 (15)	$1,471

Ronald D. Gardner	December 4, 2003	591,081 shares (16)	$.001 (15)	$591

Robert Schneiderman	December 4, 2003	278,686 shares (16)	$.001 (15)	$277

Charles J. Quinn.	December 4, 2003	129,918 shares (16)	$.001 (15)	$130

Ali Tekbali	December 4, 2003	338,389 shares (16)	$.001 (15)	$339

David N. Kloeber	December 4, 2003	154,416 shares (16)	$.001 (15)	$154

Peter Andresen	December 4, 2003	84,119 shares (16)	$.001 (15)	$84

Cynthia Jacobson	December 4, 2003	110,297 shares (16)	$.001 (15)	$110

John R. Pike, Sr.	December 4, 2003	101,473 shares (16)	$.001 (15)	$101

Thomas W. Richardson	December 4, 2003	73,531 shares (16)	$.001 (15)	$74

Fish & Richardson, PC.	December 4, 2003	73,531 shares (16)	$.001 (15)	$74

Personal Greetings, Inc.	December 4, 2003	231,232 shares (16)	$.001 (15)	$231

Lynda Kay Pike.	December 4, 2003	57,354 shares (16)	$.001 (15)	$57

Charles Lande.	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

John Robert Pike, Jr.	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

Cameron Walker (a minor) UTMA c/o Kelly J. Walker, as custodian for )	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

Claire Walker (a minor) UTMA c/o Kelly J. Walker, as custodian for	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

Vend A Card Inc. c/o Ed Potash	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

Robert Andresen	December 4, 2003	45,957 shares (16)	$.001 (15)	$46

Kevin Andresen	December 4, 2003	45,957 shares (16)	$.001 (15)	$46

Les Maund	December 4, 2003	36,766 shares (16)	$.001 (15)	$37

Sophek Tounn	December 4, 2003	33,089 shares (16)	$.001 (15)	$33

Gary Solomon	December 4, 2003	33,089 shares (16)	$.001 (15)	$33

Steve Flansburg	December 4, 2003	27,574 shares (16)	$.001 (15)	$28

Harvey Cantor	December 4, 2003	27,574 shares (16)	$.001 (15)	$28

Judith Cunningham	December 4, 2003	27,354 shares (16)	$.001 (15)	$28

Sharon L. D'Arcy	December 4, 2003	24,265 shares (16)	$.001 (15)	$24

Tatum CFO Partners	December 4, 2003	22,059 shares (16)	$.001 (15)	$22

Mark Steven Gardner	December 4, 2003	32,059 shares (16)	$.001 (15)	$32

Terry Byer	December 4, 2003	20,221 shares (16)	$.001 (15)	$20

Jack Chernic	December 4, 2003	18,383 shares (16)	$.001 (15)	$18

Gary Cohen	December 4, 2003	19,302 shares (16)	$.001 (15)	$19

Arnold Wagner	December 4, 2003	13,787 shares (16)	$.001 (15)	$14

Robert Frick	December 4, 2003	11,030 shares (16)	$.001 (15)	$11

Jan Cohen	December 4, 2003	11,030 shares (16)	$.001 (15)	$11

Keith Thode	December 4, 2003	11,030 shares (16)	$.001 (15)	$11

Glen Siegel	December 4, 2003	11,030 shares (16)	$.001 (15)	$11

John D. Varner	December 4, 2003	8,824 shares (16)	$.001 (15)	$9

Laura Kaplan	December 4, 2003	8,824 shares (16)	$.001 (15)	$9

Natalie Retamar	December 4, 2003	7,353 shares (16)	$.001 (15)	$7

Marci Romick	December 4, 2003	6,618 shares (16)	$.001 (15)	$7

Jerome A. Levine	December 4, 2003	5,515 shares (16)	$.001 (15)	$6

Mike Rusaw	December 4, 2003	5,515 shares (16)	$.001 (15)	$6

Shun Bates	December 4, 2003	4,502 shares (16)	$.001 (15)	$5

Wesley Riemondi	December 4, 2003	4,412 shares (16)	$.001 (15)	$4

Annette Morganstern	December 4, 2003	2,206 shares (16)	$.001 (15)	$2

Catherine Young	December 4, 2003	2,206 shares (16)	$.001 (15)	$2

John G. Peiser	December 4, 2003	3,806 shares (16)	$.001 (15)	$4

Shai Rappaport	December 4, 2003	2,206 shares (16)	$.001 (15)	$2

Priscilla Sebel	December 4, 2003	1,792 shares (16)	$.001 (15)	$2

Kent Farquhar	December 4, 2003	1,103 shares (16)	$.001 (15)	$1

Nicholas Riemond	December 4, 2003	882 shares (16)	$.001 (15)	$0.88

Neil Berwish SEP/IRA	December 4, 2003	5,000 shares (16)	$.001 (15)	$5

Phil Berwish	December 4, 2003	5,000 shares (16)	$.001 (15)	$5

David P. Peterson	December 4, 2003	5,000 shares (16)	$.001 (15)	$5

Jack Weiner	December 4, 2003	12,000 shares (16)	$.001 (15)	$12

Saleem S. Lakdawala	December 4, 2003	2,000 shares (16)	$.001 (15)	$2

Charles J. Quinn	December 4, 2003	14,200 shares (16)	$.001 (15)	$14

Leonard Pearl	December 4, 2003	25,000 shares (16)	$.001 (15)	$25

Frank Pioppi	December 4, 2003	2,000 shares (16)	$.001 (15)	$2

Joseph Pioppi	December 4, 2003	2,400 shares (16)	$.001 (15)	$2

John G. Peiser	December 4, 2003	8,000 shares (16)	$.001 (15)	$8

Shai Rappaport	December 4, 2003	4,000 shares (16)	$.001 (15)	$4

Leonard Pearl	December 4, 2003	35,000 shares (16)	$.001 (15)	$35

Terry Byer	December 4, 2003	10,000 shares (16)	$.001 (15)	$10

BidGive, Inc. (3)	October 2, 2003	3,094,009 units (6)	Assets	$100

Ali Tekbali (1)	September 30, 2003	30,000 units (7)	$1.25	$37,500

Les Maund (9)	September 30, 2003	20,000 units (6)	$1.25[9]	$25,000

Natalie Retamar (1)	September 29, 2003	4,000 units (7)	$1.25	$5,000

Terry Byer (1)	September 29, 2003	8,000 units (7)	$1.25	$10,000

PGI, Inc. (1)	September 16, 2003	1,600 units (7)	$1.25	$2,000

Robert Schneiderman (1)	August 14, 2003	6,000 units (7)	$1.25	$8,000

PGI, Inc. (1)	August 13, 2003	8,000 units (7)	$1.25	$10,000

Peter & Julie Andreesen (1)	June 3, 2003	50,000 unit (7)	$0.50	$25,000

Peter & Lisa Luthringer (1)	November 11, 2002	2,000 shares (8)	$0.50	$1,000

Mid-Continental Securities Corp. (3)	June 25, 2002	2,000,000 shares (8)	$0.001	$2,000

Mid-Continental Securities Corp. (3)	June 17, 2002	770,000 shares (8)	$0.001	$770

Mid-Continental Securities Corp. (3)	January 8, 2002	150,000 shares (8)	$0.001	$150

Mid-Continental Securities Corp. (3)	December 21, 2001	250,000 shares (8)	$0.001	$250

Mid-Continental Securities Corp. (3)	December 19, 2001	500,000 shares (8)	$0.001	$500

Mid-Continental Securities Corp. (3)	July 24, 2001	408,750 shares (8)	$0.001	$408.75

Mid-Continental Securities Corp. (3)	April 18, 2001	385,000 shares (8)	$0.001	$385

(1) Offered and sold in reliance upon an exemption form registration provided by Section 3(b) under the Securities Act of 1933, and Rule 505 of Regulation D promulgated thereunder.  In order to determine the availability of the exemption, we made a determination that each such purchaser was an accredited investor as that term is defined under Regulation D promulgated under the Securities Act, based in part upon representations made in each such purchaser’s executed subscription agreement and financial information about each such purchaser provided therein. Each such purchaser also represented to us that he or she received all information he or she considered necessary in determining whether to purchase our common stock (or the units of BidGive Group, LLC prior to its merger with our predecessor, as the case may be).

(2) We made a determination that each such purchaser was an accredited investor as that term is defined under Regulation D promulgated under the Securities Act, based in part upon representations made by each such purchaser. Each such purchaser also represented to us that he or she received all information he or she considered necessary in determining whether to purchase our common stock.

(3) Purchaser is a person who either alone or with his or her purchaser representative(s) had sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in, and received all information he, she or it considered necessary in determining whether to purchase our common stock (or the units of BidGive Group, LLC prior to its merger with our predecessor, as the case may be).

(4) Sale of our Common Stock pursuant to Section 3(b) of the Securities Act and Rule 505 promulgated thereunder.

(5) Sale of our Common Stock pursuant to Section 4(2) of the Securities Act. These shares were sold in reliance upon claimed exemption from registration.  However, since the transaction was not completed prior to December 31, 2003, when we first filed this registration statement, the purchaser may have the right to claim that the transaction was an illegal public offering which violated the federal securities laws.  If the transactions did violate the federal securities laws, the purchaser may have claims against us for damages or for rescission and recovery of the full subscription price.

(6) Sale of membership units in BidGive Group, LLC pursuant to Section 4(2) of the Securities Act. Effective as of December 4, 2003, BidGive Group, LLC was merged with and into the Merger Sub with the Merger Sub surviving the Merger, and each 1% membership interest in BidGive Group, LLC that was issued and outstanding immediately prior to the effective time of the Merger was converted into 57,446 shares of our common stock. As a result of the Merger, the former members of BidGive Group, LLC became the holders of 92.5% of our issued and outstanding common stock effective as of December 4, 2003.

(7) Sale of membership units in BidGive Group, LLC pursuant to Section 3(b) of the Securities Act and Rule 505 promulgated thereunder.

(8) Sale of Rolfe Enterprise, Inc.’s common stock pursuant to Section 4(2) of the Securities Act. This sale occurred prior to the 2:1 forward stock division, the 1:25 reverse stock split, and the merger of Rolfe Enterprises, Inc. into BidGive International.

(9) Value of services rendered to us. Phil Berwish and David Peterson are recent additions to our advisory board—each member of the advisory board is granted 5,000 shares of common stock in lieu of any cash compensation for their availability, expertise, and guidance in establishing and expanding our business operations. Les Maund has provided and continues to provide, without cash compensation by us, necessary print and webpage design and development services for our advertising element, and was granted 20,000 shares of our common stock for such services. We made a determination that each such person either (i) was an accredited investor as that term is defined under Regulation D promulgated under the Securities Act, or (ii) either alone or with his or her purchaser representative(s) had sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in, and received all information he, she or it considered necessary in determining whether to purchase our common stock, in each case based in part upon representations made by each such person.

(10)  Convertible into shares of common stock at a price of $1.50 per share.

(11)  Convertible into shares of common stock at a price of $1.25 per share.

(12)  Convertible into shares of common stock at a price of $1.25 per share. Gardner, Schneiderman, Walker and Jacobson purchased, as a group, for a total of $4,990.

(13)  Convertible into shares of common stock at a price of $1.75 per share.

(14)  Sale of convertible notes in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.  However, since the transaction was not completed prior to December 31, 2003, when we first filed this registration statement, the purchaser may have the right to claim that the transaction was an illegal public offering which violated the federal securities laws.  If the transaction did violate the federal securities laws, the purchaser may have claims against us for damages or for rescission and recovery of the full subscription price.

(15)  Share purchase price is based on the par value of the stock.

(16)  Received shares which were offered and sold in a private placement transaction to members of Bidgive Group, LLC, in conjunction with its merger into BGG Acquisition Subsidiary, Inc.  The transaction was completed in reliance upon exemptions from registration provided by Regulation D under the Securities Act of 1933.  Each member of the LLC was required to sign an Investor Acknowledgement indicating that he or she approved the merger transaction, acknowledging that the shares being received would constitute restricted securities, and representing that he or she was either an accredited investor or a person who, either individually or together with his or her purchaser representative, had sufficient knowledge to evaluate the merits and risks of the investment.

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

Results of Operations

Although it is difficult to make meaningful period-to-period comparisons of the Company’s financial condition and results of operation because of our limited operations to date, the following discussion provides a comparison of certain line items from the Company’s financial statements for specified periods.

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

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2004 and fiscal year ending December 31, 2003 shows increasing revenues that the Company attributes to increased marketing and sales efforts.

Fiscal Year 2004 Compared To Fiscal Year 2003

Revenues for the fiscal year ended December 31, 2004 were $ 25,920, compared to revenues of $0 for the fiscal year ended December 31, 2003.   The company's activities in 2003 were limited to organizational matters, and it commenced limited revenue producing activities in February 2004.  The revenues received in 2004 were primarily from consulting services to not-for-profit entities in restructuring their revenue generating models.

Selling, general and administrative expenses for the fiscal year ended December 31, 2004 were $185,579, compared to $47,287 for the same expenses during the fiscal year ended December 31, 2003. The increase in selling, general and administrative expenses in 2004 as compared to 2003 is primarily the result of increased expenses in 2004 for legal, accounting and consulting services relating to our patent application, compliance with SEC reporting requirements, the filing of the registration statement of which this Prospectus is a part, and restructuring of business operations as discussed above.

Our net loss for the fiscal year ended December 31, 2004 was $159,659 compared to a net loss of $47,287 for the fiscal year ended December 31, 2003. The increase in net losses during this period is attributable to increased legal, accounting and consulting expenses relating to our patent application, compliance with SEC reporting requirements, filing of a registration statement and restructuring of business operations, as discussed above.

	Fiscal year ended	Fiscal year ended
	December 31, 2004	December 31, 2003

Operating Statement Data:

Revenues	$25,920	--

Operating Expenses	$185,579	$47,287

Net Profit (Loss) from Operations	($159,659)	($47,287)

Plan of Operations

Our plan of operations is to focus our initial marketing efforts on the independent school market.  We will also seek to expand operations in the Palm Beach/Boca Raton market and to seek to open additional markets for our Reward Program primarily through joint venture partners and independent sales contractors.

Independent School Market

We plan to launch an independent school marketing program in October 2005.  This program is designed to capitalize on the established relationships that schools have with the families of their students.  The program is intended to allow the schools to increase their revenues without requesting increased donations from the families of their students by encouraging these families to participate in the Company’s retail program.  We plan to market a co-branded form of our Rewards Program to independent schools.

One of the most significant uncertainties that the Company faces is whether it will be able to recruit enough participating merchants and enough participating members to make its Programs successful.  The Company believes that the independent school market will provide a cost-effective way to increase enrollment to a critical mass, where the process will become institutionalized and profitable within the not-for-profit entity, and also a mechanism for recruiting additional merchants.   When joining the BidGive Programs, each not-for-profit entity must recruit at least ten (10) local merchants to join.  In addition, the Company believes that the interest that each not-for-profit entity will have in attempting to create a sustainable revenue stream for itself through use of the Bidgive Program, will entice such entities to market the Program to their constituents and to encourage those constituents to make regular use of the Program as a way of providing financial support to the not-for-profit entity. We intend to allocate a portion of the proceeds from this offering to payment of costs associated with expansion of our programs into additional markets utilizing the nationwide network of independent schools to pursue merchants and new member participants in each market.

Discount Certificate Program

In addition to the Palm Beach/Boca Raton, Florida market, the Company intends to continue its efforts to open additional markets in Newark, New Jersey, Long Island, New York, and Toronto, Canada through joint venture partners and independent sales contractors, and in Dallas, Texas through our employees under our cooperative advertising program.

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

We intend to allocate a portion of our pending public stock offering to hire additional employees in the areas of marketing and operations and to launch operations in additional cities.  The number of additional employees we hire and the number of additional markets in which we are able to begin operations will depend on the amount of money, if any, we are able to raise in a public offering.

For example, in the event the public offering is fully subscribed, we currently anticipate immediately hiring three additional full time employees in the areas of marketing and

operations and launching operations in up to 12 additional markets during the six months following completion of the offering.   If the offering is 75% subscribed, we currently anticipate hiring two additional employees within six months of the offering. If the offering is 50% subscribed, we anticipate hiring one additional employee and launching operations in up to 2 additional markets during the six months following completion of the offering.  Each of our programs (Dining, Retail, and Travel) and our Telecom program (once a new telephone service provider has been engaged) will be launched and operated in each market.

There is no assurance that we will receive sufficient proceeds from our pending stock offering or from other sources to fund the hiring of additional employees or the opening of additional markets. To the extent we do not have sufficient funds, we may be required to alter our plans in such a way that we open and operate only those markets for which funds are available and independent school support is viable and sustainable.

The detailed steps, estimated time frames and estimated costs required to open a market utilizing our independent school programs may include:

Step 1—enrolling a school or schools in a certain area, obtaining the advertising rate from the participating media when implementing the advertising program, training school patron supporters, or utilizing independent sales representatives (10-14 days, $250);

Step 2--acquiring not-for-profit entity participation (schools, etc) to assist in acquiring vendor and merchant participation and signed marketing participation agreements (14-21 days, $150);

Step 3--signing up the not-for-profit’s individual members and issuing BidGive branded or co-branded debit cards where appropriate, and marketing the not-for-profits supporters to patronize participating merchants’ establishments (14-21 days, $2,500);

Step 4—if including the cooperative advertising program in a market’s offerings, receiving the print and artwork for the ads from the vendors, inputting the information into our advertising space templates (5-7 days, $1,000);

Step 5-- if including the cooperative advertising program in a market’s offerings, obtaining ad approval from the media; adding the merchants to the BidGive website (5-7 days, $500);

Step 6--selling and issuing BidGive or co-branded debit cards to the general public in the marketing area (7-10 days, $3,500); and

Step 7-- if including the cooperative advertising program in a market’s offerings, marketing the program in the area when the advertisement appears and where the merchants supporting the debit cards are located (7-10 days, $2,500).

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

BidGive International, Inc.

Audited Consolidated Financial Statements

With Report of Independent

Registered Public Accounting Firm

December 31, 2004

BidGive International, Inc.

Consolidated Financial Statements

for the

Years Ended

December 31, 2004 and 2003

Contents

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

32

CONSOLIDATED BALANCE SHEET

33

CONSOLIDATED STATEMENTS OF OPERATIONS

34

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

35

CONSOLIDATED STATEMENTS OF CASH FLOWS

36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

37

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Officers and Directors

BidGive International, Inc.

We have audited the consolidated balance sheets of BidGive International, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BidGive International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Sullivan and Company

March 25, 2005

BIDGIVE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

		December 31, 2004
ASSETS
current assets
Cash		$ 5,344
Accounts receivable		10,000
	Total Current Assets	5,344

	Total Assets	$ 15,344

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
current liabilities
Accounts payable and accrued expense		$ 105,768
Deferred revenue		10,000
Convertible debt		47,990

	Total Current Liabilities	163,758

Common stock subject to rescission rights, .001 par value; 32,400 shares issued and outstanding		40,500

stockholders’ equity (deficit)
Common stock, $.001 par value 20,000,000 shares authorized, 6,275,892 issued and outstanding		6,276
Additional paid-in capital		30,335
Accumulated deficit		(225,525)

	Total Stockholders’ Equity (Deficit)	(188,914)
Total Liabilities and Stockholders’ Equity (DEFICIT)		$ 15,344

*See Notes to Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2004	For the year ended December 31, 2003
REVENUES

Sales	$ 25,920	$ -

EXPENSES

Selling, general, and administrative expenses	185,579	47,287

NET LOSS BEFORE TAXES	(159,659)	(47,287)

Income tax expense	-	-

Total Income (Loss)	$ (159,659)	$ (47,287)

Loss per common share	$ (0.02)	$ (0.05)

Weighted average common shares outstanding	6,275,892	894,203

*See Notes to Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional	Common Stock Subscription	Accumulated
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Total

Balances at January 1, 2003	465,620	466	16,145		(18,579)	(1,968)

Common stock for cash	4,160	4	6,246	-	-	6,250
Common stock issued in merger	5,795,112	5,795	(5,795)	-	-	-
Common stock subscribed	11,000	11	13,739	(13,750)	-	-
Net loss	-	-	-	-	(47,287)	(47,287)
Balances at December 31, 2003
(Restated-note 4)	6,275,892	6,276	30,335	(13,750)	(65,866)	(43,005)

Payments received for subscribed shares	-	-	-	13,750	-	13,750
Net loss	-	-	-	-	(159,659)	(159,659)
Balances at December 31, 2004	6,275,892	$ 6,276	$ 30,335	$ -	$ (225,525)	$ (188,914)

*See Notes to Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2004	For the year ended December 31, 2003 (Restated-Note 4)
OPERATING ACTIVITIES

Net loss	$ (159,659)	$ (47,287)
Adjustments to reconcile net loss to cash used by operating activities:

Changes in operating liabilities and assets

Accounts receivable	(10,000)	-
Shareholder receivable	-	1,197
Accounts payable and accrued expenses	61,917	40,651
Deferred revenue	10,000	-

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(83,992)	(5,439)

FINANCING ACTIVITIES

Issuance from issuance of common stock subject to rescission	40,500	6,250
Proceeds from stock subscriptions receivable	13,750	-
Issuance of convertible debt	47,990	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	88,490	6,250

INCREASE (DECREASE) IN CASH	4,498	811

Cash at beginning of year	846	35

CASH AT END OF YEAR	$ 5,344	$ 846

Non-cash investing and financing activities:
Common stock subscribed	$ -	$ 13,750

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

The financial statements for the year ended December 31, 2003 include the accounts of the discount certificate business of BidGive Group, LLC for the period ended December 4, 2003 (the period preceding the effective merger date).  The statement of operations for the discount certificate business through December 4, 2003 was not included in the consolidated accounts for the year ended December 31, 2003 as specific amounts of revenues and expenses were unknown.  However, management estimates these revenues and expenses were insignificant and that their exclusion has no impact on the Company’s financial statements.  In addition, the transaction represented the purchase of certain assets and liabilities, only, of the former discount certificate business. The nature of the expenses omitted represent primarily professional fees.  The consolidated financial statements are not indicative of the financial condition or results of operations of the discount certificate business going forward due to the changes in the business of BidGive Group, LLC.

In October 2003, the Company’s board of directors, and stockholders representing a majority of the Company’s outstanding common stock, approved a 1:2 stock split and a 25:1 reverse split of the Company’s issued and outstanding common stock. All per share data in the accompanying financial statements have been adjusted to reflect the stock split and reverse stock split.

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

Income Taxes (Continued)

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

Deferred tax assets totaling $79,000 at December 31, 2004 arising from cumulative net operating loss carry-forwards have been completely offset by a valuation allowance due to the uncertainty of the Company’s ability to use the net operating loss carryovers of $225,525. Such carryovers may be limited due to changes in ownership, and will expire between December 31, 2016 through 2024.

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

NOTE 2

CONVERTIBLE  DEBT

During 2004, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations. The notes are due in six to 12 months from date of issuance, require no monthly payments, and bear interest at rates of 6% and 10% annum. The notes are convertible to common stock at share prices ranging form $1.25 per share to $ 1.50 per share. Accordingly, the Company has not recorded any interest related to beneficial conversion features.  Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately (see Note 5), or more appropriately state, due on demand.  Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

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

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 5

SHARES SUBJECT TO RECISSION RIGHTS

During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration which, in retrospect, may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares with interest. Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Interest to be paid contingent upon the possibility of rescission is considered immaterial.

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

ITEM 8B.         OTHER INFORMATION

None.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended December 31, 200 3 , the Board of Directors held no formal meetings, but took action once by unanimous written consent. There are no family relationships among any of the Directors, nominees or executive officers. Other than its officers, the Company currently has no other significant employees.

The following persons comprise the directors and executive officers of the Company as of March 31, 200 5 :

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

The following table sets forth, as of March 31, 2005, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
James P. Walker, Jr., President, CEO, Secretary and Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	1,555,921 (4)	24.66%
Michael Jacobson, Chairman of the Board and Vice President (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	1,234,154 (3)	19.56%
Ronald D. Gardner, Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	645,917 (5)	10.24%

Thomas Richardson, CFO, Treasurer and Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	73,531	1.2%
Mark S. Gardner, Director (1) 3229 Wentwood Drive, Suite 200 Dallas, Texas 75225	32,059	nil
Robert Schneiderman 843 Persimmon Lane Langhorne, PA 19047	378,686	6%
Mid-Continental Securities Corp. 5150 Tamiami Trail N., Ste. 202 Naples, Florida 34103	365,100	5.8%
Frank Pioppi (2) 4 Cliff Avenue Winthrop, MA 02152	388,700	6.2%
All Directors and executive officers (5 persons)	3,541,582	56%

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

Ron Gardner is a member of our Board of Directors and has provided services to the BidGive discount certificate business during the past three years by assisting us with establishing necessary business relationships. Mr. Gardner continues to provide us with these services. Mr. Gardner also assisted and was affiliated with BidGive Group, LLC (a predecessor to BidGive International) by virtue of his ownership interest therein and by providing services such as referrals to potential business partners and general business advice.  As consideration for his services, on May 28, 2003, Mr. Gardner received a total of 320,000 membership interest units in BidGive Group, LLC.  On December 4, 2003, upon completion of the merger of BidGive Group, LLC into the Merger Sub, Mr. Gardner’s membership interest units were converted into 588,250 shares of our common stock.   Mr. Gardner is also an owner of PGI, which is one of our joint venture partners and the owner of 127,667 shares of our common stock. Pursuant to the terms of our joint venture agreement with PGI, PGI will receive up to $9,500 per month after this offering is completed to cover its operational expenses as an advance against any commissions due thereunder.

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

The Company paid contractor fees to the Company’s president totaling $60,000 in 2004 in lieu of officer’s salaries.

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

Dated: August 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: August 30, 2006

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer

Dated: August 30, 2006

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