Form 10QSB/A
period 2005-06-30
BIDGIVE INTERNATIONAL INC
filed 2006-08-30
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

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

Part I—FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

CONDENSED CONSOLIDATED BALANCE SHEETS

3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6

Item 2.  Management's Discussion and Analysis or Plan of Operation.

7

Item 3.  Controls and Procedures

14

Part II - OTHER INFORMATION

15

Item 1.      Legal Proceedings

15

Item 2.      Changes in Securities and Company Purchases of Equity Securities

15

Item 3.      Defaults Upon Senior Securities

16

Item 4.      Submission of Matters to a Vote of Security Holders

16

Item 5.      Other Information

16

Item 6.      Exhibits

16

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

Background

BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) (“we” or the “Company”) was

originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into BidGive International, a Delaware corporation formed on such date and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger. The purpose of the m erger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

On December 4, 2003, we acquired all of the business and assets of BidGive Group, LLC  through the merger  of BidGive Group, LLC with and into a wholly-owned subsidiary of Rolfe Enterprises, Inc. (the “Merger Sub”) , with the Merger Sub as the surviving corporation. BidGive Group, LLC was a start-up transitional company formed on May 28, 2003 to acquire certain assets from a developmental, non-operating company named BidGive, Inc. The assets which we acquired in the m erger consist ed of a development stage discount certificate business, the related website, and related proprietary technology.   We are currently further developing the assets we acquired in the merger and have commenced operations of an e-commerce website through which we will offer and sell discount certificates, and other products and services as opportunities arise. Neither Rolfe Enterprises, Inc. nor BidGive Group, LLC, BidGive International’s two predecessors, has ever been subject to any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

For the six months ended June 30, 2005, the Company’s consolidated balance sheet reflects current and total assets of $15,006 in comparison to $15,344 for December 31, 2004, and current liabilities of $226,607 in comparison to $163,758 for December 31, 2004. This sum is anticipated to satisfy the Company’s cash requirements until August 2005.

In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 32,400 shares of common stock from which we received gross offering proceeds of $40,500 and a total of $109,790 in face amount of convertible promissory notes.  These shares were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of a preliminary registration statement which has not yet been declared effective, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities laws.  If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

Although none of the purchasers of these shares or notes has made or threatened any claim against us alleging violation of the federal securities laws, we have taken their potential claims into account in preparation of

our December 31, 2004, balance sheet, as well as our more recently filed financials for the period ending June 30, 2005.   The 32,400 shares are not treated as part of our issued and outstanding common stock.  Instead, the balance sheet includes a separate line item listing them as “Common Stock subject to rescission rights,” and the offering proceeds of $40,500 received from sale of these shares is treated as a contingent liability rather than as part of shareholder equity.  As of June 30, 2005, our current amount of working capital (current assets less current liabilities) was ($211,601), and after taking into account Common Stock subject to rescission rights, our Total Stockholders (Deficit) was ($248,109).

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible issuance of additional short-term debt, a possible public offering, and revenues generated by ongoing operations. We may not receive any significant amount of proceeds from cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we are unable to raise additional capital from other sources, we will be required to limit our operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail our expansion plans to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing.

During the year ended December 31, 2004, we issued a total of $47,990 of short-term convertible notes, bearing interest at rates ranging from 6-10%.  The notes require a lump sum payment of principal and accrued interest on their respective due dates.  The debt is convertible into shares of our common stock at any time at conversion rates ranging from $1.25 to $1.50 per share.  However, upon receipt of a notice of conversion, the Company has the right, for a period of 30 days, to elect to cancel the conversion by paying the note in full.  Upon the occurrence of an event of default, the notes bear interest at the lesser of 18% per annum, or the highest lawful rate, and the holders of the notes have the right to declare them to be due and payable in full.

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

We plan to initially focus on the independent school market, including the approximately 6,000 Montessori schools in North America, which have children from approximately 900,000 different families enrolled.  The strength of this format is that it uses the relationship the school already has with the family to market the Company’s Retail Program as a way for the schools to increase their revenues without requesting increased donations from supporters.

We anticipate that the independent school marketing program will be launched in October 2005, and approximately 200 schools, with access to approximately 40,000 families, will have joined the Retail Program and will be actively marketing BidGive’s Program to their members (parents) beginning in January 2006.

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2004 and the first six months of 2005 shows increasing revenues that the Company attributes to increased marketing and sales efforts.

Fiscal Year Ended December 31, 2004 Compared to Six Month Period Ending June 30, 2005

During 2004, we had revenue from operations of approximately $26,000.  The $185,579 in expenses we incurred for the 2004 fiscal year ended December 31, 2004 consisted primarily of costs associated with the merger and the public offering, legal and accounting fees, general operating expenses, and independent contractor fees.

During the six months ended June 30, 2005, we had $4,774 in revenue from operations, of which $4,774 of which was received during the second quarter.  Although we had a net loss of $63,187 for the six months ended June 30, 2005, we had an operating loss of $32,875 for the second quarter of the 2005 fiscal year.

The Balance Sheet line items “Accounts Payable” and “Accrued Expenses” decreased from $105,768 (combined) for the year ending December 2004 to $11,049 (combined) for the period ending June 30, 2005.  The line item “Convertible Debt” increased from $47,990 for the year ending December 2004 to $99,790 for the period ending June 30,2005 as a means for the Company to obtain necessary monies to fund expanding operations while it continues to wait for clearance of this offering; such debt is to be paid off with the proceeds of this offering.

At the end of the 2004 fiscal year, the Company had $5,344 in cash, compared to $5,006 in cash which the Company had after the period ending June30, 2005.

	Period Ended June 30, 2005 (1)	Fiscal Year Ended December 31, 2004

Revenue from Operations	$4,774	$26,000

Cash	$5,006	$5,344

Total Expenses	$67,961	$185,579

Accounts Payable and Accrued Expenses	$11,049	$105,768

Convertible Debt	$99,790	$47,990

(1) These figures come from unaudited financial statements.

Three and Six Month Periods Ended June 30, 2005 Compared to the Three and Six Month Periods ended September 30, 2004

Revenues.   R evenues for the three and six month periods ending June 30, 2005 were $4,774 and $4,774 respectively.   Revenues for the three and six month periods ending June 30, 2004 were $18,073 and $18,920 respectively. The decrease in revenue from 2004 was due to the temporary repositioning of certain business operations. (C.L. 12-12-05, #15)

Selling, general and administrative expenses.  Our selling, general and administrative expenses for the three and six month periods ending June 30, 2005 were $33,657 and $63,969 respectively.   The same expenses for the three and six month periods ended June 30, 2004 were $38,281 and $85,752 respectively ..  The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Net loss.  The net loss for the three and six month period ending June 30, 2005 were $32,875 and $63,187 respectively.  The net loss for the three and six month periods ending June 30, 2004 were $20,208 and $66,832 respectively .. The decrease was primarily due to slightly lower costs associated with operations, repositioning expenses, legal and accounting fees, and independent contractor fees.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $44,283 or 65% to $116,817 at June 30, 2005 from $68,542 as of June 30, 2004. The increase consisted almost entirely of professional fees, primarily to attorneys and accountants/auditors and interest. The Company intends to settle these liabilities with proceeds from its proposed public offering.

Interest Expense.  During the six month period ended June 30, 2005, we incurred $3,992 in interest expense on a convertible note debt.

	Three Month Period Ended June 30, 2005 (1)	Six Month Period Ended June 30, 2005 (1)	Three Month Period Ended June 30, 2004 (1)	Six Month Period Ended June 30, 2004 (1)

Revenue	$4,774	$4,774	$18,073	$18,920

Selling, general and administrative expenses	$33,657	$63,969	$38,281	$85,752

Convertible note expense	$3,992	$3,992	--	--

Net Profit/Loss Before Taxes	($32,875)	($63,187)	($20,208)	($66,832)

(1) These figures come from unaudited financial statements.

Plan of Operations

Our plan of operations is to focus our initial marketing efforts on the independent school market.  We will also seek to expand operations in the Palm Beach/Boca Raton market and to seek to open additional markets for our Reward Program primarily through joint venture partners and independent sales contractors.

Independent School Market

We plan to launch the independent school marketing program in October 2005.  This program is designed to capitalize on the established relationships that schools have with the families of their students.  The program is intended to allow the schools to increase their revenues without requesting increased donations from the families of their students by encouraging these families to participate in the Company’s retail program.

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

We receive the school enrollment fee paid by each school to participate in the Initiative, $15 of the subscription proceeds paid by individual subscribers to the Initiative, all net profits from the operations of MPublishing after deducting the 20% net profit royalty payable to AMS,  and our share of the discount on every transaction under the Program.  We are projecting an increase in revenues beginning in September 2006, at the commencement of the new school year, as more schools enroll in the Montessori Initiative and the discount rewards program and as school families begin to actively use their debit cards in order to allow the school to participate in the Program. Our projection that revenues will increase is based on our current operations, results of operations to date, and discussions with our clients.  There is no guarantee that revenues will increase.  The recurring costs to publish each issue of the Magazine, including writers’ fees, editorial fees, design layout fees and production assistance, will remain approximately the same issue-to-issue, after the program has been established, as we pay a flat fee for these publishing services for each issue regardless of the number of subscriptions that we have.  The only Magazine-related expense that would increase or decrease based on the number of subscriptions we have sold would be the printing and distribution costs; however, these expenses would only increase incrementally because, as we print more copies, our cost-per-copy decreases with economies of scale.  Consequently, we expect the increase in the costs and expenses of the magazine to be less than the increase in revenue received in the event that our circulation increases, of which there can be no assurance.  Other general expenses, not associated with publication of the Magazine, such as rent and supply costs, may increase as our operations become larger.  We expect to incur increased expenses associated with commencing operations, but we believe that increases in revenue will help offset this cost.

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

The following table illustrates unregistered sales of securities since March 31, 2005.

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

21.1

 Subsidiaries of BidGive International (filed as Exhibit 21.1 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on October 5, 2004, and incorporated herein by reference).

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

BIDGIVE INTERNATIONAL, INC.

By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:   August 29, 2006

By: /s/ Rebecca Richardson-Blanchard

Chief Financial Officer

Dated:    August 29, 2006