Form 10QSB/A
period 2005-09-30
BIDGIVE INTERNATIONAL INC
filed 2006-08-30
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: SEPTEMBER 30, 2005

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

Transitional Small Business Disclosure Format (check one):  Yes_ _No X

BIDGIVE INTERNATIONAL, INC.

INDEX

Part I—FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

CONDENSED CONSOLIDATED BALANCE SHEETS

3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6

Item 2.  Management's Discussion and Analysis or Plan of Operation.

8

Item 3.  Controls and Procedures

18

PART II - OTHER INFORMATION

18

Item 1.      Legal Proceedings

18

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.      Defaults Upon Senior Securities

19

Item 4.      Submission of Matters to a Vote of Security Holders

19

Item 5.      Other Information

19

Item 6.      Exhibits

19

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

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended Sept 30, 2005	For the nine months ended Sept 30, 2004

OPERATING ACTIVITIES

Net loss	$ (62,753)	$ (89,488)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets

Accounts/Shareholder receivable	-	(20,000)
Accounts payable and accrued expenses	17,871	31,018

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(44,882)	(78,470)

FINANCING ACTIVITIES

Issuance of Common Stock	-	54, 250
Proceeds from convertible debt	61,800	33,640

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	61,800	87,885

INCREASE (DECREASE) IN CASH	16,918	9,415

Cash at beginning of period	5,344	846

CASH AT END OF PERIOD	$ 22,262	$ 10,261

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

Liquidity and Capital Resources

For the nine months ended September 30, 2005, our consolidated balance sheet, which reflects the effect of the merger, reflects current and total assets of $32,262 and current liabilities of $243,429, as compared to current and total assets of $15,344 and current liabilities of $163,758, for the twelve months ended December 31, 2004.

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

Although none of the purchasers of these shares or notes has made or threatened any claim against us alleging violation of the federal securities laws, we have taken their potential claims into account in preparation of our December 31, 2004, balance sheet, as well as our more recently filed financials for the period ending September 30, 2005.   The 32,400 shares are not treated as part of our issued and outstanding common stock.  Instead, the balance sheet includes a separate line item listing them as “Common Stock subject to rescission rights,” and the offering proceeds of $40,500 received from sale of these shares is treated as a contingent liability rather than as part of shareholder equity.  As of September 30, 2005, our current amount of working capital (current assets less current liabilities) was ($211,617), and after taking into account Common Stock subject to rescission rights, our Total Stockholders (Deficit) was ($248,109).

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of proceeds from a public offering, possible issuance of additional short-term debt, and revenues generated by ongoing operations. We may not receive any significant amount of proceeds from operations. We may be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we are unable to raise additional capital from other sources, we will be required to limit our operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail our expansion plans to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing.

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

During the nine months ended September 30, 2005, we issued a total of $61,800 of additional short-term notes. The notes issued during 2005 were issued on terms which are similar to the terms of the notes issued in 2004.  But the notes issued during 2005 all have a conversion price of either $1.50 or $1.75.  The due dates of all the notes have been extended as necessary by mutual agreement without payment of additional consideration, and none of the notes are currently in default.   At the present time, the due dates of outstanding notes range from November 28, 2005 to March 9, 2006.

We have not recorded additional costs of borrowing (interest) for the potential benefits of the conversion features. The conversion prices were determined by extrapolating prices at which we had most recently issued shares of common stock as of the date each borrowing was made. The conversion prices are subject to customary anti-dilution protections. No debt is currently past due, and no debt has been converted into stock.

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

The independent school marketing program will be launched in October 2005, and approximately 200 schools, with access to approximately 40,000 families, have joined the Retail Program and will be actively marketing BidGive’s Program to their members (parents) beginning in January 2006.

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2004 and the first nine months of 2005 shows increasing revenues that the Company attributes to increased marketing and sales efforts.

Fiscal Year Ended December 31, 2004 Compared to Nine Month Period Ending September 30, 2005

During 2004, we had revenue from operations of approximately $26,000.  The $185,579 in expenses we incurred for the 2004 fiscal year ended December 31, 2004 consisted primarily of costs associated with the merger and the public offering, legal and accounting fees, general operating expenses, and independent contractor fees.

During the nine months ended September 30, 2005, we had $36,456 in revenue from operations, of which $31,682 of which was received during the third quarter.  Although we had a net loss of $62,753 for the nine months ended September 30, 2005, we had an operating profit of $434 for the third quarter of the 2005 fiscal year.

As more fully discussed in the footnotes to the Financial Statements, the Balance Sheet line items “Accounts Payable” and “Accrued Expenses” increased slightly from $105,768 (combined) for the year ending December 2004 to $123,639 (combined) for the period ending September 30, 2005 due to legal and accounting fees and interest expense.  The line item “Convertible Debt” increased from $47,990 for the year ending December 2004 to $109,790 for the period ending September 30,2005 as a means for the Company to obtain necessary monies to fund expanding operations while it continues to wait for clearance of its public offering; such debt is to be paid off with the proceeds of that offering.

At the end of the 2004 fiscal year, the Company had $5,344 in cash, compared to $22,262 in cash which the Company had after the period ending September 30, 2005.

	Period Ended September 30, 2005 (1)	Fiscal Year Ended December 31, 2004

Revenue from Operations	$36,456	$26,000

Cash	$22,262	$5,344

Total Expenses	$99,209	$185,579

Accounts Payable and Accrued Expenses	$123,639	$105,768

Convertible Debt	$109,790	$47,990

(1) These figures come from unaudited financial statements.

Three and Nine Month Periods Ended September 30, 2005 Compared to the Three and Nine Month Periods ended September 30, 2004

Revenues for the three and nine month periods ended September 30, 2005 were $31,682 and $36,456, respectively.  Revenues for the three and nine month periods ended September 30, 2004 were $17,000 and $35,920, respectively. The revenues received through September 2005 were primarily for consulting work to not-for-profit entities, especially the American Montessori Society (AMS), to organize new and restructure existing revenue generating activities.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2005 were $29,153 and $93,122, respectively, as compared to $39,656 and $125,408,

respectively for the same expenses for the three and nine month periods ended September 30, 2004.  The reduction in these expenses during this period is attributable to lower legal expenses.

During the three and nine month periods ended September 30, 2005, we incurred $2,095 and $6,087 respectively in interest expense on a convertible note debt.

The Company anticipates substantial increases in revenues beginning in January 2006, as parents of enrolled schools join and as more schools enroll in our program.

	Three Month Period Ended September 30, 2005 (1)	Nine Month Period Ended September 30, 2005 (1)	Three Month Period Ended September 30, 2004 (1)	Nine Month Period Ended September 30, 2004 (1)

Revenue	$31,682	$36,456	$17,000	$35,920

Selling, general and administrative expenses	$29,153	$93,122	$39,656	$125,408

Convertible note expense	$2,095	$6,087	-	-

Net Profit/Loss Before Taxes	$434	($62,753)	($22,656)	($89,488)

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

One of the most significant uncertainties that the Company faces is whether it will be able to recruit enough participating merchants and enough participating members to make its Programs successful.  The Company believes that the independent school market will provide a cost-effective way to increase enrollment to a critical mass, where the process will become institutionalized and profitable within the not-for-profit entity, and also a mechanism for recruiting additional merchants.   When joining the BidGive Programs, each not-for-profit entity must recruit at least ten (10) local merchants to join.  In addition, the Company believes that the interest that each not-for-profit entity will have in attempting to create a sustainable revenue stream for itself through use of the Bidgive Program, will entice such entities to market the Program to their constituents and to encourage those constituents to make regular use of the Program as a way of providing financial support to the not-for-profit entity. We intend to allocate a portion of the proceeds from our pending public offering to payment of costs associated with expansion of our programs into additional markets utilizing the nationwide network of independent schools to pursue merchants and new member participants in each market.

We will receive the school enrollment fee paid by each school to participate in the Initiative, $15 of the subscription proceeds paid by individual subscribers to the Initiative, all net profits from the operations of MPublishing after deducting the 20% net profit royalty payable to AMS,  and our share of the discount on every transaction under the Program.  We are projecting an increase in revenues beginning in September 2006, at the commencement of the new school year, as schools enroll in the Montessori Initiative and the discount rewards program and as school families begin to actively use their debit cards in order to allow the school to participate in the Program. Our projection that revenues will increase is based on our current operations, results of operations to date, and discussions with our clients.  There is no guarantee that revenues will increase.  The recurring costs to publish each issue of the Magazine, including writers’ fees, editorial fees, design layout fees and production assistance, will remain approximately the same issue-to-issue, after the program has been established, as we pay a flat fee for these publishing services for each issue regardless of the number of subscriptions that we have.  The only Magazine-related expense that would increase or decrease based on the number of subscriptions we have sold would be the printing and distribution costs; however, these expenses would only increase incrementally because, as we print more copies, our cost-per-copy decreases with economies of scale.  Consequently, we expect the increase in the costs and expenses of the magazine to be less than the increase in revenue received in the event that our circulation increases, of which there can be no assurance.  Other general expenses, not associated with publication of the Magazine, such as overhead, salaries and supply costs, may increase as our operations become larger; however, we believe that our income will also increase as we gain more customers.

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

The following table illustrates unregistered sales of securities since June 30, 2005.

Name	Date	Securities Sold	Purchase Price Per Share	Aggregate Purchase Price
Jim Walker (1)	August 31, 2005	Convertible Note (2) (3)	N/A	$5,000
Jim Walker (1)	August 8, 2005	Convertible Note (2) (3)	N/A	$5,000
Jim Walker (1)	July 18, 2005	Convertible Note (4)(5)	N/A	$5,000

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

4

Convertible into shares of common stock at a price of $1.50 per share.

5

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