Form 10QSB/A
period 2006-06-30
BIDGIVE INTERNATIONAL INC
filed 2006-08-31
CIK 1111473

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

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005

ASSETS
CURRENT ASSETS Cash	$ 21,306	$ 12,589
Accounts receivable Inventory Prepaid expenses Other current assets	4,820 7,980 - 10,000	7,500 10,000

TOTAL CURRENT ASSETS	44,106	30,089

TOTAL ASSETS	$ 44,106	$ 30,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses Convertible Debt Deferred revenue	$ 197,498 125,640 12,139	$ 132,368 124,140 -

TOTAL CURRENT LIABILITIES	335, 138	256,508

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,275,892
shares issued and outstanding, respectively	6,276	6,276
Additional paid-in capital	30,335	30,335
Accumulated Deficit	(368, 143 )	(303,530)

TOTAL STOCKHOLDERS’ DEFICIT	(291, 032 )	(266,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 44,106	$ 30,089

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months Ended June 30,
	2006	2005	2006	2005

REVENUES

Sales/Services	$69, 767	$ 4,774	$ 133, 683	$ 4,774

COST OF SALES
Cost of sales	43,999		43,999

Gross Profit	25, 768	4,774	89, 684	4,774

EXPENSES
Selling, general, and administrative expenses	54,227	33,657	149,297	63,969
Interest expense	2,500	3,992	5,000	3,992

NET LOSS BEFORE TAXES	(3 0,959 )	(32,875)	(64, 613 )	(63,187)

Income tax expense	-	-	-	-

TOTAL INCOME (LOSS)	$ (3 0,959 )	$ (32,875)	$ (64, 613 )	$ (63,187)

Loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighed average common shares outstanding	6,308,292	6,308,292	6,308,292	6,308,292

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005

REVENUES

Sales	$ 63,917	--

EXPENSES
Selling, general, and administrative expenses	95,071	30,312
OTHER INCOME (EXPENSES) Interest Expense	(2,500)	-
NET INCOME (LOSS) BEFORE TAXES	(33,654)	(30,312)

Income tax expense	-	-

TOTAL INCOME (LOSS)	$ (33,654)	$ (30,312)

Income (Loss) per common share	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	6,308,292	6,308,292

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005

OPERATING ACTIVITIES

Net Income (Loss)	$ (64, 613 )	$ (63,187)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets

Accounts receivable Inventory Prepaid expenses Shareholder receivable	(4,820) (7,980) 7,500 -	- -
Accounts payable and accrued expenses Deferred revenue	65,130 12, 000	11,049 -

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	7,217	(52,138)

FINANCING ACTIVITIES

Proceeds from convertible debt	1,500	51,800

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,500	51,800

INCREASE (DECREASE) IN CASH	8,717	(338)

Cash at beginning of period	12,589	5,344

CASH AT END OF PERIOD	$ 21,306	$ 5,006

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

Our consolidated revenues were $133,545 for the six months ended June 30, 2006 (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and discount local and long distance services as well as magazine subscription sales.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues.  Our revenues increased to $133, 683 during the six months ended June 30, 2006 from $4,774 during the six months ended June 30, 2005.  The increase in revenue from 2005 was due to expanding operations including marketing to the independent school market, launching and marketing the new magazine targeting the Montessori community, and marketing of our Rewards Program.

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

Net loss.  The net loss was $64, 613 during the six months ended June 30, 2006 compared to a net loss of $63,187 during the six months ended June 30, 2005. The increase was primarily due to slightly higher costs associated with operations (including marketing to the independent school market, and the launch and marketing of the new magazine targeting the Montessori community), legal and accounting fees, and independent contractor fees.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues.  Our revenues increased to $69, 767 during the three months ended June 30, 2006 from $4,774 during the three months ended June 30, 2005.  The increase in revenue from 2005 was due to increased sales activity with the Company’s business operations, including targeting the independent school market and launching and marketing the new magazine targeted to the Montessori community.

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

Net loss.  The net loss was $ 30,959 during the three months ended June 30, 2006 compared to a net loss of $32,875 during the three months ended June 30, 2005. The loss was primarily due to increased costs pertaining to sales activity with the Company’s business operations, including targeting the independent school market, and operational costs associated with the production and marketing of the magazine and the Rewards Program.

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

Liquidity and Capital Resources

For the six months ended June 30, 2006, the Company’s consolidated balance sheet reflects current and total assets of $44,106 in comparison to $30,089 for December 31, 2005, and current liabilities of $335, 138 in comparison to $256,508 for December 31, 2005.

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

Dated:  August 30 , 2006

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  August 30 , 2006

 By: /s/ Rebecca Richardson-Blanchard

                Interim Chief Financial Officer