Form 10QSB/A
period 2006-03-31
BIDGIVE INTERNATIONAL INC
filed 2006-10-17
CIK 1111473

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

BIDGIVE INTERNATIONAL, INC.

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended March 3 1 , 2006, to amend the Disclaimer Regarding Forward-Looking Statements.

Any items included in the original report on Form 10-QSB for the period ended March 3 1 , 2006, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

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

During 2005, the Company acquired a majority interest in MPublishing, LLC, a newly formed entity created for the purpose (among other things) of producing and publishing the magazine “M”.  In the first quarter of 2006, AMS transferred its 20% ownership interest in MPublishing, LLC to the Company in exchange for a 20% net profits interest.  The magazine is intended to provide another medium to promote the Montessori Initiative and BidGive’s proprietary rewards program component.

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

•

any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will,” “should,” “would,” “expect,” “plan,” “predict,” “potential,” “continue” and similar words ..

..

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

During 2005, the Company acquired a majority interest in MPublishing, LLC, a newly formed entity created for the purpose (among other things) of producing and publishing the magazine “M”.  In the first quarter of 2006, AMS transferred its 20% ownership interest in MPublishing, LLC to the Company in exchange for a 20% net profits interest.  The magazine is intended to provide another medium to promote the Montessori Initiative and BidGive’s proprietary rewards program component.

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

Dated:   October 17, 2006

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:   October 17, 2006

 By: /s/ Rebecca Richardson-Blanchard

               Interim Chief Financial Officer