Form 10QSB/A
period 2006-06-30
BIDGIVE INTERNATIONAL INC
filed 2006-10-17
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

BIDGIVE INTERNATIONAL, INC.

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended June 30, 2006, to amend the Disclaimer Regarding Forward-Looking Statements.

Any items included in the original report on Form 10-QSB for the period ended June 30, 2006, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

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

Disclaimer Regarding Forward-Looking Statements

Certain statements in this prospectus are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits.  Many factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Net loss.  The net loss was $30,959 during the three months ended June 30, 2006 compared to a net loss of $32,875 during the three months ended June 30, 2005. The loss was primarily due to increased costs pertaining to sales activity with the Company’s business operations, including targeting the independent school market, and operational costs associated with the production and marketing of the magazine and the Rewards Program.

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

Dated:   October 17 , 2006

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:   October 17 , 2006

 By: /s/ Rebecca Richardson-Blanchard

                Interim Chief Financial Officer