Form 10KSB/A
period 2004-12-31
BIDGIVE INTERNATIONAL INC
filed 2006-10-18
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-KSB/A

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

BIDGIVE INTERNATIONAL, INC.

2004 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

5

ITEM 1.

DESCRIPTION OF BUSINESS.

5

ITEM 2.

DESCRIPTION OF PROPERTY

13

ITEM 3.

 LEGAL PROCEEDINGS

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

13

PART II

13

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

13

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

19

ITEM 7.

FINANCIAL STATEMENTS.

25

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  38

ITEM 8A.         CONTROLS AND PROCEDURES

38

ITEM 8B.

OTHER INFORMATION.

39

PART III

39

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  39

ITEM 10.         EXECUTIVE COMPENSATION

42

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

42

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

43

ITEM 13.

EXHIBITS

45

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

47

EXPLANATORY NOTE

We are filing this Form 10-KSB/A for the fiscal year ended December 31, 2004, to amend our Disclaimer Regarding Forward-Looking Statements.

Any items included in the original report on Form 10-KSB for the fiscal year ended December

31, 2004, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-KSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-KSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this filing are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty because the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors. Many factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-KSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-KSB.

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

We also have a written agreement with Coventry Travel, a travel industry consolidator, to offer travel related services. Coventry Travel provides all travel fulfillment services, including a toll-free customer service call center, in exchange for 20% of the $50 travel voucher cost when voucher purchasers contact Coventry Travel through our toll-free number. Either BidGive International or Coventry may cancel the agreement upon reasonable notice, but Coventry must honor all travel vouchers sold prior to cancellation.  We previously offered a discount telecom program to our customers, but in November 2004 this program was discontinued. We received nominal revenues (less than 1% of total revenues) from the telecom program prior to its discontinuance.  We currently intend to reinstate the program during the third quarter of 2006.

In November 2004, we added an online mall to our business through execution of a company called Linkshare.    This is a standard “click through” retail program in which the Company receives nominal revenue, and our patrons and designated not-for-profits receive discounts and royalties from the listed merchants for any merchandise or services purchased at the merchant via the “click through” from the Company’s website.  The material terms of the agreement with Linkshare are that the Company is permitted to establish the “click through” links with individual merchants in Linkshare’s network and offer the various discounts and royalties to its patrons.  We receive a small percentage of each transaction from the merchant, and our patrons receive a stated discount (generally 1 – 5%) and the non-profit designated by the patron receives a royalty under our standard disbursement process.  During 2004, our revenues from the online mall were nominal, and less than 1% of revenue.

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

Marketing and Distribution Strategies

Our marketing is divided into four areas. First, we plan to market of the Rewards Program to independent schools and their patrons, retail merchants, service providers and restaurants. The purpose of this marketing is to acquire participation and credits from the providers, and generally a cash payment or enrollment into our Rewards Program, in exchange for inclusion in our marketing program to the public.

In the second marketing phase, the credits received from the providers are then marketed through newspaper and magazine advertising and our websites to the general public at a discount of 30% as BidGive Charity Shopping Certificates, BidGive Charity Dining

Certificates, and BidGive Charity Travel Vouchers, or other co-branded instruments, and via our proprietary debit card programs. The advertising includes the logos of some of the benefiting not-for-profit organizations that receive a royalty of 5% of a purchaser’s transaction under the Retail, Dining, and Travel Programs; the royalty under the Telecom Program is on a sliding scale from 2% to 10% depending upon the number of customers participating. Participating not-for-profits, including independent schools, are given a communications kit that provides information about the programs which they can disseminate to their supporters and staff.

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

The fourth area of marketing is expected to involve the bulk sale of certificates and debit cards by us, by participating independent schools, or by an independent contractor sales force to companies that may use them as employee or customer gifts, or to reduce their cost of entertaining or purchasing.

We have started and are actively pursuing the first three marketing phases above in Palm Beach/Boca Raton, Florida.  We plan to develop the business on a city-by-city basis using joint venture partners and independent contractors to secure the participating vendors in order to avoid the need to pay for a large sales force in advance of sales, or significantly expand our infrastructure in advance of anticipated sales. Generally, the independent sales contractors will be paid commissions as follows: (i) $100 of the first month’s cash received by us from Retail and Dining program fees; (ii) 50% of the subsequent monthly Retail and Dining program fees paid to us by each merchant; and (iii) a 7% commission on add-on advertising (i.e., newsprint, billboard, radio, cable, etc.) and a 7% commission on all dining and restaurant certificate sales. Once a market is selected and the volume of vendors that the independent sales contractor(s) produce can be predicted with reasonable certainty, we will have opportunity to determine if our computer hosting, call center or staff capabilities will need to be enhanced. The sale of BidGive certificates to the public usually begins 45-60 days after vendor acquisition. We are currently selling retail and dining certificates on our website and through our toll-free number covering merchants in the Palm Beach/Boca Raton, Florida area. We are also offering travel vouchers nationwide through our website, and intend to offer telecom services again once we engage a new telephone service provider.

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

There are two ways for a customer to purchase a BidGive certificate or obtain a BidGive debit card. The customer can go to one of our websites to register and purchase the certificate, or can call a toll-free number (to a call center operated by Data Mountain Solutions, Inc.) to purchase the certificate/card. Payments are made by credit card and the certificates generally expire six months from the date of purchase. The BidGive or co-branded certificates/cards can be used by the purchaser or given as a gift to be used by the recipient.  The material terms of the written agreement with Data Mountain Solutions, Inc. (“DMS”) require DMS to provide turnkey call center set-up and monitoring services for order placement and certificate redemption, for a $350 monthly fee. Either party may cancel the agreement upon 30 days’ written notice, and DMS may adjust its rates or modify the terms and conditions of the agreement upon 60 days’ notice.  The contract is on a month-to-month basis, required an initial set up fee of $1,000, and has per minute costs of $.11.

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

ITEM 2.

DESCRIPTION OF PROPERTY

Our offices are currently located at 3229 Wentwood Drive, Suite 200, Dallas, Texas 75225, in approximately 500 square feet of office space in a facility owned by Mr. Walker, one of our investors, who is providing the space rent-free while we ramp up operations and seek to raise capital. These premises will remain available to us on a rent-free basis until we outgrow them and require larger offices. Our current office space is adequate and suitable for current operations, and is expected to be suitable for future operations for at least the remainder of the current fiscal year.  Other than office space, we maintain minimal amounts of equipment. Our inventory of discount certificates is maintained on our website and in our contracts with participating vendors. The website is housed on third party host servers with scalable properties  (i.e., the ability to be expanded) and redundant backup and security protections, as is the toll free telephone number. Our proprietary in-house operating software was designed using free shareware as a base, and we license other elements of our operations as necessary.

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

We currently have no securities authorized for issuance under any equity compensation plans.

We have never declared any cash dividends on our common stock, and do not anticipate declaring dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share	Aggregate Purchase Price

Jim Walker (1)	August 2, 2004	Convertible Note (11) (14)	N/A	$5,400

Thomas Richardson (1)	September 29, 2004	Convertible Note (11) (14)	N/A	$10,000

Jim Walker (1)	November 11, 2004	Convertible Note (10) (14)	N/A	$2,500

Michael Jacobson (1)	December 7, 2004	Convertible Note (10) (14)	N/A	$350

Jim Walker (1)	December 13, 2004	Convertible Note (10) (14)	N/A	$6,500

Jim Walker (1)	December 31, 2004	Convertible Note (10) (14)	N/A	$5,000

Shai Rappaport (1)	March 2, 2004	4,000 shares (5)	$1.25	$5,000

Saleem Lakdawala (1)	February 10, 2004	2,000 shares (5)	$1.25	$2,500

Jack Weiner (1)	February 6, 2004	12,000 shares (5)	$1.25	$15,000

John Peiser (1)	February 3, 2004	8,000 shares (5)	$1.25	$10,000

Joseph Pioppi (2)	January 22, 2004	2,400 shares (5)	$1.25	$3,000

PGI, Inc. (1)	January 20, 2004	2,000 shares (5)	$1.25	$2,500

Frank Pioppi (2)	January 9, 2004	2,000 shares (5)	$1.25	$2,500

Neil Berwish (1)	December 5, 2003	5000 shares (4)	$1.25	$6,250

Phil Berwish (9)	December 5, 2003	5000 shares (4)	$1.25(9)	$6,250

David Peterson (9)	December 5, 2003	5000 shares (4)	$1.25(9)	$6,250

Michael Jacobson	December 4, 2003	1,206,800 shares (16)	$.001 (15)	$1,207

James P. Walker, Jr.	December 4, 2003	1,470,625 shares (16)	$.001 (15)	$1,471

Ronald D. Gardner	December 4, 2003	591,081 shares (16)	$.001 (15)	$591

Robert Schneiderman	December 4, 2003	278,686 shares (16)	$.001 (15)	$277

Charles J. Quinn.	December 4, 2003	129,918 shares (16)	$.001 (15)	$130

Ali Tekbali	December 4, 2003	338,389 shares (16)	$.001 (15)	$339

David N. Kloeber	December 4, 2003	154,416 shares (16)	$.001 (15)	$154

Peter Andresen	December 4, 2003	84,119 shares (16)	$.001 (15)	$84

Cynthia Jacobson	December 4, 2003	110,297 shares (16)	$.001 (15)	$110

John R. Pike, Sr.	December 4, 2003	101,473 shares (16)	$.001 (15)	$101

Thomas W. Richardson	December 4, 2003	73,531 shares (16)	$.001 (15)	$74

Fish & Richardson, PC.	December 4, 2003	73,531 shares (16)	$.001 (15)	$74

Personal Greetings, Inc.	December 4, 2003	231,232 shares (16)	$.001 (15)	$231

Lynda Kay Pike.	December 4, 2003	57,354 shares (16)	$.001 (15)	$57

Charles Lande	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

John Robert Pike, Jr.	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

Cameron Walker (a minor) UTMA c/o Kelly J. Walker, as custodian for )	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

Claire Walker (a minor) UTMA c/o Kelly J. Walker, as custodian for	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

Vend A Card Inc. c/o Ed Potash	December 4, 2003	55,148 shares (16)	$.001 (15)	$55

Robert Andresen	December 4, 2003	45,957 shares (16)	$.001 (15)	$46

Kevin Andresen	December 4, 2003	45,957 shares (16)	$.001 (15)	$46

Les Maund	December 4, 2003	36,766 shares (16)	$.001 (15)	$37

Sophek Tounn	December 4, 2003	33,089 shares (16)	$.001 (15)	$33

Gary Solomon	December 4, 2003	33,089 shares (16)	$.001 (15)	$33

Steve Flansburg	December 4, 2003	27,574 shares (16)	$.001 (15)	$28

Harvey Cantor	December 4, 2003	27,574 shares (16)	$.001 (15)	$28

Judith Cunningham	December 4, 2003	27,354 shares (16)	$.001 (15)	$28

Sharon L. D'Arcy	December 4, 2003	24,265 shares (16)	$.001 (15)	$24

Tatum CFO Partners	December 4, 2003	22,059 shares (16)	$.001 (15)	$22

Mark Steven Gardner	December 4, 2003	32,059 shares (16)	$.001 (15)	$32

Terry Byer	December 4, 2003	20,221 shares (16)	$.001 (15)	$20

Jack Chernic	December 4, 2003	18,383 shares (16)	$.001 (15)	$18

Gary Cohen	December 4, 2003	19,302 shares (16)	$.001 (15)	$19

Arnold Wagner	December 4, 2003	13,787 shares (16)	$.001 (15)	$14

Robert Frick	December 4, 2003	11,030 shares (16)	$.001 (15)	$11

Jan Cohen	December 4, 2003	11,030 shares (16)	$.001 (15)	$11

Keith Thode	December 4, 2003	11,030 shares (16)	$.001 (15)	$11

Glen Siegel	December 4, 2003	11,030 shares (16)	$.001 (15)	$11

John D. Varner	December 4, 2003	8,824 shares (16)	$.001 (15)	$9

Laura Kaplan	December 4, 2003	8,824 shares (16)	$.001 (15)	$9

Natalie Retamar	December 4, 2003	7,353 shares (16)	$.001 (15)	$7

Marci Romick	December 4, 2003	6,618 shares (16)	$.001 (15)	$7

Jerome A. Levine	December 4, 2003	5,515 shares (16)	$.001 (15)	$6

Mike Rusaw	December 4, 2003	5,515 shares (16)	$.001 (15)	$6

Shun Bates	December 4, 2003	4,502 shares (16)	$.001 (15)	$5

Wesley Riemondi	December 4, 2003	4,412 shares (16)	$.001 (15)	$4

Annette Morganstern	December 4, 2003	2,206 shares (16)	$.001 (15)	$2

Catherine Young	December 4, 2003	2,206 shares (16)	$.001 (15)	$2

John G. Peiser	December 4, 2003	3,806 shares (16)	$.001 (15)	$4

Shai Rappaport	December 4, 2003	2,206 shares (16)	$.001 (15)	$2

Priscilla Sebel	December 4, 2003	1,792 shares (16)	$.001 (15)	$2

Kent Farquhar	December 4, 2003	1,103 shares (16)	$.001 (15)	$1

Nicholas Riemond	December 4, 2003	882 shares (16)	$.001 (15)	$0.88

Neil Berwish SEP/IRA	December 4, 2003	5,000 shares (16)	$.001 (15)	$5

Phil Berwish	December 4, 2003	5,000 shares (16)	$.001 (15)	$5

David P. Peterson	December 4, 2003	5,000 shares (16)	$.001 (15)	$5

Jack Weiner	December 4, 2003	12,000 shares (16)	$.001 (15)	$12

Saleem S. Lakdawala	December 4, 2003	2,000 shares (16)	$.001 (15)	$2

Charles J. Quinn	December 4, 2003	14,200 shares (16)	$.001 (15)	$14

Leonard Pearl	December 4, 2003	25,000 shares (16)	$.001 (15)	$25

Frank Pioppi	December 4, 2003	2,000 shares (16)	$.001 (15)	$2

Joseph Pioppi	December 4, 2003	2,400 shares (16)	$.001 (15)	$2

John G. Peiser	December 4, 2003	8,000 shares (16)	$.001 (15)	$8

Shai Rappaport	December 4, 2003	4,000 shares (16)	$.001 (15)	$4

Leonard Pearl	December 4, 2003	35,000 shares (16)	$.001 (15)	$35

Terry Byer	December 4, 2003	10,000 shares (16)	$.001 (15)	$10

BidGive, Inc. (3)	October 2, 2003	3,094,009 units (6)	Assets	$100

Ali Tekbali (1)	September 30, 2003	30,000 units (7)	$1.25	$37,500

Les Maund (9)	September 30, 2003	20,000 units (6)	$1.25[9]	$25,000

Natalie Retamar (1)	September 29, 2003	4,000 units (7)	$1.25	$5,000

Terry Byer (1)	September 29, 2003	8,000 units (7)	$1.25	$10,000

PGI, Inc. (1)	September 16, 2003	1,600 units (7)	$1.25	$2,000

Robert Schneiderman (1)	August 14, 2003	6,000 units (7)	$1.25	$8,000

PGI, Inc. (1)	August 13, 2003	8,000 units (7)	$1.25	$10,000

Peter & Julie Andreesen (1)	June 3, 2003	50,000 unit (7)	$0.50	$25,000

Peter & Lisa Luthringer (1)	November 11, 2002	2,000 shares (8)	$0.50	$1,000

Mid-Continental Securities Corp. (3)	June 25, 2002	2,000,000 shares (8)	$0.001	$2,000

Mid-Continental Securities Corp. (3)	June 17, 2002	770,000 shares (8)	$0.001	$770

Mid-Continental Securities Corp. (3)	January 8, 2002	150,000 shares (8)	$0.001	$150

Mid-Continental Securities Corp. (3)	December 21, 2001	250,000 shares (8)	$0.001	$250

Mid-Continental Securities Corp. (3)	December 19, 2001	500,000 shares (8)	$0.001	$500

Mid-Continental Securities Corp. (3)	July 24, 2001	408,750 shares (8)	$0.001	$408.75

Mid-Continental Securities Corp. (3)	April 18, 2001	385,000 shares (8)	$0.001	$385

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

Fiscal Year 2004 Compared To Fiscal Year 2003

Revenues for the fiscal year ended December 31, 2004 were $25,920, compared to revenues of $0 for the fiscal year ended December 31, 2003.   The company's activities in 2003 were limited to organizational matters, and it commenced limited revenue producing activities in February 2004.  The revenues received in 2004 were primarily from consulting services to not-for-profit entities in restructuring their revenue generating models.

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

Years Ended

December 31, 2004 and 2003

Contents

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

28

CONSOLIDATED BALANCE SHEET

29

CONSOLIDATED STATEMENTS OF OPERATIONS

30

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

31

CONSOLIDATED STATEMENTS OF CASH FLOWS

32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33

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

The following persons comprise the directors and executive officers of the Company as of March 31, 2005:

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

Dated: October 17 , 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: October 17 , 2006

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer

Dated: October 17 , 2006

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

10.10

Form of BidGive International advertising participation agreement (filed as Exhibit 10.10 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on October 5, 2004, and incorporated herein by reference).21.1         Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's annual report on Form 10-KSB filed on April 14, 2004, and incorporated herein by reference).

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