Form 10KSB/A
period 2005-12-31
BIDGIVE INTERNATIONAL INC
filed 2006-10-18
CIK 1111473

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

BIDGIVE INTERNATIONAL, INC.

2005 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

ITEM 2.

DESCRIPTION OF PROPERTY

ITEM 3.

 LEGAL PROCEEDINGS

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.

FINANCIAL STATEMENTS

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.         CONTROLS AND PROCEDURES

ITEM 8B.

OTHER INFORMATION

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.         EXECUTIVE COMPENSATION

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.

EXHIBITS

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

EXPLANATORY NOTE

We are filing this Form 10-KSB/A for the fiscal year ended December 31, 2005, to reflect the revision of our Financial Statements for that period.  Pursuant to comments from the Securities and Exchange Commission, we have revised our financial statements by deleting the “Cost of Sales” and “Gross Profit” lines and adding subsections to the “Operating Expenses” section of the Statements of Operations.  We have also updated the “Description of Business” section.

Any items included in the original report on Form 10-KSB for the fiscal year ended December 31, 2005, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-KSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-KSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

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

Principal Products and Services

We offer two types of related programs under the umbrella of our “Rewards Program”: (a) the Reward Card Programs and (b) the Discount Certificate Programs, as described below.  The Discount Certificate Programs The Discount Certificate Programs involve paper discount certificates that are limited in number, printed off of BidGive’s website, and that can only be used once by the purchaser, although they generally offer higher percentage discounts than the Rewards Card Programs.

Our initial products are discount retail, dining and travel certificates/credits, and discount local and long distance telephone service, where every purchase supports the not-for-profit of the purchaser’s choosing by donating a portion of the net proceeds from the transaction. For example, a purchaser could buy one of our $50.00 retail or dining certificates for the price of $35.00 with a portion of the proceeds going to the purchaser’s charity of choice. In the Reward Card Programs, this discount is applied when the customer uses the Reward Card to purchase the item at the participating merchant and can be used an unlimited number of times.  In the Discount Certificate Programs, this discount is represented by a certificate that may only be used once.   The certificate/credit is from a local or national merchant or fine restaurant that does not ordinarily give discounts, but does so with us because the charitable support element makes them good corporate citizens as well as increases traffic to their establishment. The purchaser gets a good deal and supports a good cause, the charity receives proceeds that they would not otherwise receive and for little cost or effort on its part, and the vendors receive advertising exposure and increased sales and traffic to their establishments while being good citizens and without having to choose just one charitable cause which some percentage of their customers might choose not to support.  This product is referred to as our Rewards Program.  (Unless otherwise indicated, “Rewards Program” refers to both the certificate and card programs.)

We have acquired written contracts with various restaurants and retail merchants desiring to participate in our Discount Certificate Program to offer and sell dining and shopping certificates in Palm Beach/Boca Raton, Florida (32 written contracts to date), and are continuing to seek contracts with additional merchants.  This program is operational in the Florida area.

We have created a co-branded version of our Rewards Card Program called the Montessori Family Benefits Rewards Card (referred to herein as the “Montessori Rewards Program”), which we will use to target the independent school market, beginning with Montessori schools across the United States and Canada.  We offer this Program to schools associated with the American Montessori Society (“AMS”), as well as independent Montessori schools in the United States and Canada.  To date, we have enrolled a total of approximately 450 schools in the Montessori Rewards Program. While our Discount Certificate Program is located in only one state (Florida), the Montessori Rewards Program is being rolled-out nationally, and it is presently operational in 35 states and in Canada.  The states with the largest number of currently enrolled schools include 33 schools in Illinois, 31 in California, 20 in Texas and 19 in Florida.  We intend to encourage participatory schools to recruit local merchants into the Montessori Rewards Program and are currently in the process of supplying the participating independent schools with necessary materials for that purpose. Sales activity has been nominal to date as we roll out the program and system.

The standard Reward Card Program and the Montessori Reward s Program operate in the same way.  We enter into contracts with local merchants for them to provide discounts through our program.  Generally, the material terms of the written agreements require us to market the discounts provided by the vendors in exchange for a share of the discount, and require the vendors to agree to provide the negotiated discounts, accept BidGive credits submitted by purchasers in our Card Programs , and participate in marketing efforts.

Participating merchants generally provide discounts in the range of 5-40% off the normal retail price of the purchases from that merchant, with 20-25% off being the average discount.  Of this discount, the cardholder receives half (which is paid in the form of a rebate to their card), the Company receives one-fourth, and the charity receives one-fourth. For example, if the merchant provides a 20% discount, one-half of that discount amount (10% of the retail price) goes to the cardholder and the other half (the remaining 10%) is split equally between the charity designated by the cardholder (5%) and the Company (5%).

When merchants elect to also participate in the Discount Certificate Program and advertise through BidGive, they pay for part of the advertising cost by specifying the number of printable discount certificates that will be redeemable at their establishments.  These certificates form the base for our Discount Certificate Program.

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

Once a merchant is enrolled in either the Company’s Rewards Card Program or the co-branded Montessori Family Rewards Card Program, the merchant discount is available to all participants in any of the Company’s proprietary or co-branded card programs. Further, once a merchant participates in the Discount Certificate Program and a certificate to that merchant is offered on the BidGive or associated website(s), those certificates are available for purchase by any BidGive customer.

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

We present our Montessori Rewards Program to independent schools as a way for them to leverage the relationship they have already established with the families of their students.   Individual schools may participate in the Montessori Rewards Program simply by assigning parents to manage the program within the school, including enrolling other parents and school teachers/administrators in the program and recruiting local merchants into the program.  By encouraging the families of their students to join our Montessori Rewards Program and to designate the school to receive the charitable royalty portion of the negotiated discount provided by merchants on each transaction, the school has the opportunity to increase the revenues it receives from student families without directly requesting additional donations from them. The Montessori Rewards Program offered to the schools is a co-branded form of the Company’s standard Rewards Card Program, which has been adjusted in an effort to fit the unique interests and desires of the participant.  For example, with the Montessori community, the Company’s rewards program is being offered through participating Montessori schools and the American Montessori Society as the “Montessori Family Benefits” rewards card program in conjunction with the new Montessori magazine (“M: the Magazine for Montessori Families”) and the 100th Anniversary of Montessori celebration in 2006-2007 (the “Montessori Initiative”).

Commencing in the third quarter of 2005, we provided consulting services to the American Montessori Society (“AMS”), an accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming 100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public, garnering media attention, acquiring corporate sponsors, and launching a new magazine devoted to Montessori teachings called “M: The Magazine for Montessori Families” (the “Magazine”).   The Magazine is owned, operated and published by MPublishing, LLC, (“MPublishing”) a private entity formed in October 2005, which is wholly owned (100%) by Bidgive. AMS is entitled to receive a royalty equal to 20% of the net profits earned by the Company from the operation of MPublishing.  Bidgive, through MPublishing, is responsible for the initial design, production, marketing and general implementation of the Magazine, with AMS’s assistance in providing Montessori and Montessori-related information.  MPublishing is required to publish the Magazine on a bimonthly basis.  This Agreement has a term of five years, which can be extended for an additional five-year term upon mutual agreement of the parties, and can be terminated by either party at any time.

Along with the magazine, MPublishing operates an associated website (www.MtheMagazine.com) where the Montessori Rewards Program resides and can be accessed by all participants.  Three (3) issues of the Magazine have been printed and distributed (every two months , with a summer double issue ) since January 2006.  The new Magazine currently has approximately 3,500 subscribers.  It is anticipated that there will be an increase in the number of subscribers beginning in fall 2006, with the new school year.

Editorial and design/layout services for the Magazine are handled by Brady & Paul Communications Inc., with printing and distribution services handled by Quebecor World.  MPublishing’s agreement with Brady & Paul requires it to pay to Brady & Paul $10,000 per issue, plus monthly expenses, for assistance with the production of the magazine, with an estimated six issues per year; however, this issue payment is deferred and accrued until such time as Mpublishing has received sufficient revenues to make these payments.  Monthly expenses exceeding $500 must be preapproved by MPublishing.  We have paid Brady & Paul a total of $8,625 as earnest money (a payment of $7,500 and a payment of $1,125).  We also have agreed to pay Brady and Paul five percent (5%) of gross revenues derived from magazine operations in 2006 and seven and one-half percent (7.5%) in 2007.  We have paid Brady & Paul $5,000 to date as their Brady & Paul will provide editing, design, and art direction, as well as assistance with the implementation of a publishing program.  Subscription and database software are utilized by MPublishing to maintain operations.  Brady & Paul may terminate the agreement with 90 days notice.  MPublishing may terminate the agreement upon 14 days notice for failure to render timely professional advice and assistance or for malfeasance.  Brady and Paul has the right to cure the failings within the 14 day notice period.  If MPublishing terminates the agreement, it must pay Brady & Paul a discontinuation fee of $10,000 per month for the duration of the initial contract term as compensation for Brady & Paul’s efforts in creation of the Magazine.

Our agreement with Quebecor World includes the terms setting forth Quebecor’s responsibilities for printing and distributing the magazine.  The term of the contract is from August 4, 2005 until December 30, 2007.  MPublishing will pay Quebecor World for printing 25,000 copies of each Magazine issue, each of which will consist of 40 pages (plus the cover page).  The prices paid by MPublishing for these services are subject to change based upon the number of copies printed and the number of pages in each issue.  The prices are determined using a price schedule (which is determined solely by Quebecor) per page based on how many pages are printed.  A higher number of printed pages will result in a lower price per page.  MPublishing currently pays the rate of $49.00 per hundredweight for 100# pages and $50.40 per hundredweight for 60# pages.  Shipping costs are additional and are paid for by MPublishing.

In addition to including articles that are intended to educate and inform readers, an integral part of the Magazine is to market the Company’s Montessori Rewards Program and to be a vehicle for advertising by corporate sponsors and merchant participants.  The new Magazine and the associated website are intended to continue the Company’s advertising model and to serve as delivery vehicles in addition to local newspaper ads and inserts.

Our independent school marketing program was launched in October 2005,as part of the 100th Anniversary Montessori Initiative and as a vehicle to expand BidGive’s ongoing business operations. As of the date of this Prospectus, approximately 450 Montessori schools have joined the Montessori Rewards Program as a result of their participation in this Initiative.

All Montessori schools are invited to join the Initiative, which includes offering parents a subscription to a new magazine devoted to the Montessori teaching philosophy and method.  This subscription includes automatic enrollment of the family in the co-branded Montessori

Family Benefits R ewards P rogram under the BidGive Montessori Rewards Program umbrella.  The Montessori Family Benefits rewards card is the co-branded program for the Montessori schools employing the Company’s standard debit card reward program model.  The co-branded card can be either a Visa or a MasterCard debit card and will be issued in association with a card-issuing bank.  The card will utilize the Visa/MasterCard merchant systems and processing and will be accepted anywhere Visa/MasterCard are accepted.  However, the merchant will also have to be a participant in BidGive’s program for the purchaser and selected charity to receive benefits through our Rewards Program.

After a family enrolls in the Montessori Rewards Program, we generate revenue as a result of receiving our share of the discount on every Montessori Rewards Program transaction completed by that family.  Our proprietary software, along with the software from our card-issuing bank and our card merchant, tracks all transactions and divides and distributes the proceeds as necessary to each participant. Discounts are determined by the agreements with the individual merchants.  For example, with a 20% discount provided by the merchant, the cardholder receives one-half of the discount (in this example, 10%), and the other half is equally split between the charity designated by the cardholder and the Company.  With the Montessori Rewards Program, the designated charity would be AMS and the local school selected by the cardholder.  AMS has its own agreements with its member schools in regard to how to divide the proceeds received by AMS.  This operation is part of our patent-pending business model. In addition, under our agreement with the American Montessori Society, we receive the entire school enrollment fee paid by each school that elects to participate in the Initiative, out of which we must pay the cost and expense of providing the necessary materials to the school for the purpose of marketing the Montessori Rewards Program to their patrons and supporters.  The fee paid by each school is based on school size and ranges from $125 (for a school of up to 50 families) to $600 (for schools of over 500 families).  We also receive the subscription proceeds paid by families who subscribe to the Initiative.   Subscription to the magazine, which includes enrollment in the Montessori Rewards Program and a Montessori Rewards Program card, costs $49.95 per family, of which $15.00 is allocated and paid to BidGive as reimbursement for expenses related to expenses related to issuance of the Rewards Program card.   The balance of the subscription fee is retained by MPublishing and used to pay its operating expenses.

 Marketing discounts and sales-driven reductions of the standard $49.95 subscription rate can be given, and have been given, as the Magazine launches and seeks to establish a base of subscribers.  In these instances, the amount allocated to BidGive for the card program is reduced to the $6 actual cost to issue a card.  Marketing discounts have been offered for approximately 90% of sales to date in order to entice customers to sign up for the Montessori Rewards Program.  The discounted subscription rates ranged from $19 to $35.  While the Company anticipates that some sort of discount will always be available for lower income schools and parents, it intends to end the deep discounts to entice new participants by the end of 2006.  Under our agreement with AMS, AMS is entitled to receive a royalty equal to 20% of the net profits of Mpublishing.  BidGive is entitled to the remaining 80%.  AMS and individual Montessori schools are also entitled to 25% of all net revenue received by BidGive that is generated by the Montessori Rewards Program card.  (This does not include revenue received from magazine subscriptions or enrollment fees.)  This fee will be paid from BidGive to AMS, who will distribute fees to its schools.

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

In general, our business model, including the initial focus on the independent school market, is based on the following steps: with the cooperative advertising certificate program we purchase advertising space in publications (such as local newspapers/magazines including M: the Magazine, a publication of our wholly-owned subsidiary MPublishing) and other media (such as billboards and websites, including the website associated with the “M” magazine), we place the ads or subdivide the ad space and sell smaller ad space to select merchants in association with our total marketing program. The merchants will pay half of the purchase price for their advertising space in cash, with the remaining half of the purchase price payable in the form of discount certificates (in denominations of $50 or $100) that are redeemable at their business establishments. We will also offer the merchants the opportunity to provide slightly reduced ( 5-40%) but constant discounts to our participating members through our branded BidGive debit card affinity program, including co-branded programs such as the Montessori Family rewards card which programs are presently under development.  Our debit card and all co-branded cards will be issued by established banks in conjunction with either Visa or MasterCard, who will complete transactions using their established technology as with any other debit card. Similar to the certificate program, we will approach merchants to provide discounts to members participating in our debit card program (constant discounts under the debit card) that pay for their goods and services purchases with the BidGive or other co-branded debit card.  As with the certificate program, a portion of the monies will go to a charity selected by the purchaser.

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

On October 4, 2005, MPublishing, LLC (“MPub”) a Texas limited liability company was formed by BidGive and the American Montessori Society (“AMS”) for the purpose of publishing the magazine “M”, a publication for Montessori families, and operating the associated website (www.Mthemagazine.com) wherein a co-branded form of the Company’s Rewards Program would be included.  The parties originally discussed MPub being owned 80% by the Company and 20% by AMS.  On May 22, 2006, the ownership structure of MPub was finalized to allow AMS, as a non-profit entity, to avoid potential tax and liability issues related to holding an ownership interest in a for-profit entity.  As a result, MPub is now 100% owned by the Company, and AMS is entitled to receive a 20% net profit royalty interest in the operation of MPub.  The Company intends to use MPub as one vehicle and process to market BidGive’s Reward Program to the public through the independent and private school market.

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

In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 32,400 shares of common stock from which we received gross offering proceeds of $40,500 and a total of $127,290 in face amount of convertible promissory notes. We also paid off $1,650 in notes plus accrued interest; leaving a total of $125,640 in notes currently outstanding. These securities were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of our registration statement, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities laws.  If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

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

The due dates of substantially all the notes have been previously extended by mutual agreement as necessary to avoid default, without payment of additional consideration, and none of the notes are currently in default.   At the present time, the due dates of outstanding notes range from October 19, 2006 through January 1, 2007.  Although there is no assurance, Company management currently believes that all note holders will voluntarily continue to agree to extensions of the due dates of their respective notes as necessary to avoid the possibility of a default at any time prior to the date of this Prospectus and for a reasonable period of time thereafter.

The following table lists the original due date and the extended due date for each note:

Note	Amount	Interest Rate	Conversion Rate	Original Due Date	Extended Due Date

1	$2,500	6%	$1.25	5/18/2005	11/19/2006

2	$4,500	6%	$1.25	5/28/2005	11/ 28/2006

3	$6,250	10%	$1.25	11/29/2004	12 /1/2006

4	$4,990	6%	$1.25	7/1/2005	1/1/200 7

5	$5,400	6%	$1.25	8/3/2005	11/3/2006

6	$10,000	10%	$1.25	9/30/2005	12 /30/2006

7	$2,500	10%	$1.50	5/9/2005	11/10/2006

8	$350	10%	$1.50	6/8/2005	Paid

9	$6,500	10%	$1.50	6/14/2005	12 /15/2005

10	$5,000	10%	$1.50	7/1/2005	1/1/200 7

11	$300	10%	$1.50	7/12/2005	Paid

12	$5,000	10%	$1.50	8/3/2005	11/3/2006

13	$1,000	10%	$1.50	8/5/2005	Paid

14	$5,000	10%	$1.50	9/11/2005	12 /11/2006

15	$5,000	10%	$1.50	10/1/2005	1/1/200 7

16	$6,500	10%	$1.50	10/27/2005	10/27/2006

17	$5,000	10%	$1.50	12/1/2005	12 /1/2006

18	$15,000	12%	$1.75	12/9/2005	12 /9/2006

19	$4,000	10%	$1.50	12/21/2005	12 /21/2006

20	$5,000	10%	$1.50	1/19/2006	10/19/2006

21	$5,000	10%	$1.50	11/9/2005	11/9/2006

22	$5,000	10%	$1.50	12/1/2005	12 /1/2006

23	$15,000	12%	$1.75	5/8/2006	11/8/2006

24	$2,500	10%	$1.75	9/21/2006	12/21/2006

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

We receive the school enrollment fee paid by each school to participate in the Initiative, $15 of the standard subscription proceeds paid by individual subscribers to the Initiative, all net profits from the operations of MPublishing after deducting the 20% net profit royalty payable to AMS, and our share of the discount on every transaction under the Montessori Rewards Program.  We are projecting an increase in revenues beginning in Fall 2006, at the commencement of the new school year, as more schools enroll in the Montessori Initiative and the discount rewards program and as school families begin to actively use their debit cards in order to allow the school to participate in the Program. Our projection that revenues will increase is based on our current operations, results of operations to date, and discussions with our clients.  There is no guarantee that revenues will increase.  The recurring costs to publish each issue of the Magazine, including writers’ fees, editorial fees, design layout fees and production assistance, will remain approximately the same issue-to-issue, after the program has been established, as we pay a flat fee for these publishing services for each issue regardless of the number of subscriptions that we have.  The only Magazine-related expense that would increase or decrease based on the number of subscriptions we have sold would be the printing and distribution costs; however, these expenses would only increase incrementally because, as we print more copies, our cost-per-copy decreases with economies of scale.  Consequently, we expect the increase in the costs and expenses of the magazine to be less than the increase in revenue received in the event that our circulation increases, of which there can be no assurance.  Other general expenses, not associated with publication of the Magazine, such as overhead, salaries and supply costs, may increase as our operations become larger; however, we believe that our income will also increase as we gain more customers.

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

Step 5-- if including the cooperative advertising program in a market’s offerings, obtaining ad approval from the media, adding the merchants to the BidGive website (5-7 days, $500);

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

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

INDEX

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2005

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements

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

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2005	2004

Revenues
Sales revenues	$ 80,593	$ 25,920

Operating expenses
Advertising	6,500	--
Consulting and outside services	103,154	88,370
Professional fees	20,279	92,767
Office expenses/administrative	9,667	--
Other expenses	16,491	4,442
Total operating expenses	146,424	185,579

Loss from operations	(65,831)	(159,659)

Other income (expense)
Interest income	48	-
Interest expense	(12,174)	-
Total other income (expense)	(12,174)	-

Net loss before income taxes	(78,005)	(159,659)

Provision for income taxes	-	-

Net loss	$ (78,005)	$ (159,659)

Basic and diluted net loss per share	$ (0.01)	$ (0.03)

Weighted average number of shares outstanding, including shares subject to rescission	6,308,292	6,308,292

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

ITEM 10.         EXECUTIVE COMPENSATION

Mr. Walker and Mr. Jacobson were paid $60,000 and $13,500, respectively, in 2005 for services provided to us as independent consultants. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2005. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future ..

The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2005, to each of its most highly compensated executive officers of the Company.

Summary Compensation Table

Annual Compensation
Name and Principal Position (1)	Year	Salary	Bonus	Other Annual Compensation

James P. Walker, Jr. President, Secretary, Director	2005 2004 2003	-- -- --	-- -- --	$60,000 (2) $60,000 (2) $10,000 (2)

Michael Jacobson Vice President, Chairman	2005 2004 2003	-- -- --	-- -- --	$13,500 (3) $13,500 (3) $3,000 (3)

Joseph H. Dowling President, Director	2005 2004 2003	-- -- --	-- -- --	-- -- --

(1)

Mr. Dowling served as President and a Director of Rolfe Enterprises, Inc. (BidGive International’s predecessor) until December 2003. Mr. Walker succeeded Mr. Dowling as our President and a Director in December 2003.

(2)

Represents $60,000, $60,000 and $10,000 paid to Mr. Walker in 2005, 2004 and 2003 for services provided to us as an independent consultant.

(3)

Represents $13,500, $13,500 and $3,000 paid to Mr. Jacobson in 2005, 2004 and 2003 for services provided to us as an independent consultant.

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