Form 10QSB
period 2006-09-30
BIDGIVE INTERNATIONAL INC
filed 2006-11-20
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: September 30, 2006

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

The number of shares outstanding of the registrant's common stock on September 30, 2006: 6,308,292

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (unaudited)	December 31, 2005

ASSETS
CURRENT ASSETS Cash	$19,748	$ 12,589
Accounts receivable Inventory Prepaid expenses Other current assets	2,517 7,980 - 10,000	7,500 10,000

TOTAL CURRENT ASSETS	40,245	30,089

TOTAL ASSETS	$40,245	$ 30,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses Convertible Debt Deferred revenue	$159,376 125,640 30,000	$ 132,368 124,140 -

TOTAL CURRENT LIABILITIES	315,016	256,508

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,275,892
shares issued and outstanding, respectively	6,276	6,276
Additional paid-in capital	30,335	30,335
Accumulated Deficit	(351,882)	(303,530)

TOTAL STOCKHOLDERS’ DEFICIT	(315,271)	(266,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,245	$ 30,089

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months Ended September 30,
	2006	2005	2006	2005

REVENUES

Sales/Services	$122,473	$ 31,682	$ 258,156	$ 36,456

COST OF SALES
Cost of sales	13,946	-	57,945	-

Gross Profit	108,527	31,682	200,211	36,456

OPERATING EXPENSES
Advertising	1,622	-	2,317	-
Consulting and outside services	60,352	21,020	151,486	67,670
Professional fees	1,881	5,177	3,309	19,684
Office expense/Administrative	8,167	1,290	21,996	2,746
Other expenses	17,743	1,666	61,955	3,022
Interest expense	2,500	2,095	7,500	6,087

NET PROFIT/LOSS BEFORE TAXES	16,262	434	(48,352)	(62,753)

Income tax expense	-	-	-	-

TOTAL INCOME (LOSS)	$ 16,262	$ 434	$ (48,352)	$ (62,753)

Income (loss) per common share	$ 0.00	$ (0.00)	$ (0.01)	$ (0.01)

Weighed average common shares outstanding	6,308,292	6,308,292	6,308,292	6,308,292

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended Sept. 30, 2006	For the nine months ended Sept. 30, 2005

OPERATING ACTIVITIES

Net loss	$ (48,352)	$ (62,753)
Adjustments to reconcile net loss
To cash used by operating activities:

Changes in operating liabilities and assets

Accounts receivable Inventory Prepaid expenses Shareholder receivable	(2,517) (7,980) 7,500 -	- - - -
Accounts payable and accrued expenses Deferred revenue	27,008 30,000	17,871 -

NET CASH PROVIDED BY
OPERATING ACTIVITIES	5,659	(44,882)

FINANCING ACTIVITIES

Proceeds from convertible debt	1,500	61,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,500	61,800

INCREASE (DECREASE) IN CASH	7,159	16,918

Cash at beginning of period	12,589	5,344

CASH AT END OF PERIOD	$ 19,748	$ 22,262

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes deferred revenue is one of those estimates.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2005 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The consolidated financial statements presented are those as of September 30, 2006 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

During 2005, and the first three quarters of 2006, the Company provided consulting services to the American Montessori Society (“AMS”), a non-profit accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming 100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public, and launching a new magazine devoted to Montessori teachings.   The magazine “M: The Magazine for Montessori Families” is owned, operated and published by MPublishing, LLC, a private entity formed in October 2005 which is now owned 100% by BidGive.  The Company has entered into an agreement with AMS to pay AMS royalties of 20% of net profits (determined on an annual basis) from magazine sales and any other associated products. The financial statements for MPublishing have been consolidated and included herein with the BidGive financial statements.  All intercompany accounts have been eliminated in consolidation.

The Company’s independent school marketing program was launched in October 2005, as part of the 100th Anniversary Montessori Initiative.   As of the date of this filing, approximately 450 Montessori schools have joined the Rewards Program as a result of their participation in this Initiative.

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

SEPTEMBER 30, 2006

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

SEPTEMBER 30, 2006

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

During the years ended December 31, 2004 and 2005, and period ended March 31, 2006, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling $7,500 at September 30, 2006 has been accrued on the notes. Notes coming due prior to September 30, 2006 have been extended between three and six months and accordingly, all notes have been classified as short-term. During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any. Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

NOTE 3

 REVENUE RECOGNITION

The Company recognizes revenues when it receives funds from venders, usually via credit card transactions, as payment for advertising via discount certificates and loading fund into debit cards.  The Company also receives some cash payments from vendors in payment for the advertising and marketing it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable.  The Company also receives revenue from the sale of subscriptions to its magazine.  Subscription payments received as payment for an annual magazine subscription in advance are recorded as deferred revenue and subsequently recorded as revenue over the subscription period ratably.  Since the subscription periods vary, deferred revenue is an estimate made by management at each month end that may change in the near future.  Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services.

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

Our consolidated revenues were $276,156 for the nine months ended September 30, 2006 (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and discount local and long distance services as well as magazine subscription sales.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues.  Our revenues increased to $258,156 during the nine months ended September 30, 2006 from $36,456 during the nine months ended September 30, 2005.  The increase in revenue from 2005 was due to expanding operations including marketing to the independent school market, launching and marketing the new magazine targeting the Montessori community, and marketing of our Rewards Program.

Operating expenses.  Our operating expenses, which consist of advertising, consulting and outside services, professional fees, office expense and other expenses increased $155,380 to $241,563 during the nine months ended September 30, 2006 from $93,122 during the nine months ended September 30, 2005.  The increase was primarily due to slightly higher costs associated with operations (including marketing to the independent school market, and the launch and marketing of the new magazine targeting the Montessori community), legal and accounting fees, and independent contractor fees.

Net loss.  The net loss was $48,352 during the nine months ended September 30, 2006 compared to a net loss of $62,753 during the nine months ended September 30, 2005. The increase was primarily due to slightly higher costs associated with operations (including marketing to the independent school market, and the launch and marketing of the new magazine targeting the Montessori community), legal and accounting fees, and independent contractor fees.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $35,737 to $159,376 at September 30, 2006 from $123,639 as of September 30, 2005. The increase consisted almost entirely of costs and fees associated with designing, printing/distributing and marketing the new magazine and the Rewards Program, professional fees, primarily to attorneys and accountants/auditors, and interest. The Company intends to settle these liabilities with proceeds from its proposed public offering.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues.  Our revenues increased to $122,473 during the three months ended September 30, 2006 from $31,682 during the three months ended September 30, 2005.  The increase in revenue from 2005 was due to increase in sales activity with the Company’s business operations, including targeting the independent school market and launching and marketing the new magazine targeted to the Montessori community.

Operating expenses.  Our operating expenses, which consist of advertising, consulting and outside services, professional fees, office expense and other expenses increased $60,612 to $89,765 during the three months ended September 30, 2006 from $29,153 during the three months ended September 30, 2005.  The increase was primarily due to increased sales activity and business operations, including operational costs associated with the production and marketing of the magazine and the Rewards Program.

Net profit.  The net profit was $16,262 during the three months ended September 30, 2006 compared to a net profit of $434 during the three months ended September 30, 2005. The profit was primarily due to increased sales with the Company’s business operations, including targeting the independent school market, in spite of increased operational costs associated with the production and marketing of the magazine and the Rewards Program.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $27,008 to $159,376 at September 30, 2006 compared to $132,368 at December 31, 2005. The increase consisted of costs and fees associated with designing, printing/distributing and marketing the new magazine, professional fees, primarily to attorneys and accountants/auditors and interest. The Company intends to settle these liabilities with proceeds from its proposed public offering.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, the Company’s consolidated balance sheet reflects current and total assets of $40,245 in comparison to $30,089 for December 31, 2005, and current liabilities of $315,016 in comparison to $256,508 for December 31, 2005.

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

Plan of Operations

Our plan of operations for the next twelve months, including the remainder of the current fiscal year, is to focus our marketing efforts on the independent school market, including the Montessori community.  We will also continue to seek to expand operations in the Palm Beach/Boca Raton market and to seek to open additional markets for our Discount Certificate Program primarily through joint venture partners and independent sales contractors.

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

Events Subsequent to September 30, 2006

None.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2006, the Company had no off balance sheet arrangements.

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

During the three months ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated:  November 20, 2006

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  November 20, 2006

 By: /s/ Rebecca Richardson-Blanchard

                Interim Chief Financial Officer