Form 10KSB
period 2006-12-31
BIDGIVE INTERNATIONAL INC
filed 2007-04-17
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-KSB

{ X } ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

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

State Issuer's revenues for most recent fiscal year: $333,925.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $0

The number of shares outstanding of registrant's common stock, $.001 par value per share, as of December 31, 2006, was 6,308,292 shares.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

BIDGIVE INTERNATIONAL, INC.

2006 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

18

ITEM 3.

LEGAL PROCEEDINGS

18

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

PART II

19

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

19

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

21

ITEM 7.

FINANCIAL STATEMENTS

30

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  47

ITEM 8A.

CONTROLS AND PROCEDURES

47

ITEM 8B.

OTHER INFORMATION

47

PART III

47

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  47

ITEM 10.

EXECUTIVE COMPENSATION

50

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  51

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

53

ITEM 13.

EXHIBITS

54

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

56

SIGNATURES

58

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

Following completion of the merger, the former members of BidGive Group, LLC owned a total of 5,744,600 shares of common stock, or 91.5% of our issued and outstanding common stock, and our former stockholders owned a total of 465,780 shares of common stock, or 7.4% of our issued and outstanding common stock.

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

Principal Products and Services

We offer two types of related programs under the umbrella of our “Rewards Program”: (a) the Reward Card Programs and (b) the Discount Certificate Programs, as described below.  The Discount Certificate Programs involve paper discount certificates that are limited in number, printed off of BidGive’s website, and that can only be used once by the purchaser, although they generally offer higher percentage discounts than the Rewards Card Programs.  Each of these programs may be co-branded by a client to offer the debit card and certificates to their constituents as the client’s own marketing and discount programs.

Our initial products are discount retail, dining and travel certificates/credits, and discount local and long distance telephone service, where every purchase supports the not-for-profit organization of the purchaser’s choosing by donating a portion of the net proceeds from the transaction. For example, a purchaser could buy one of our $50.00 retail or dining certificates for the price of $35.00 with a portion of the proceeds going to the purchaser’s charity of choice. In the Reward Card Programs, this discount is applied when the customer uses the Reward Card to purchase the item at the participating merchant and can be used an unlimited number of times.  In the Discount Certificate Programs, this discount is represented by a certificate that may only be used once.  The certificate/credit is from a local or national merchant or fine restaurant that does not ordinarily give discounts, but does so with us because the charitable support element makes them good corporate citizens as well as increases traffic to their establishment. The purchaser gets a good deal and supports a good cause, the charity receives proceeds that they would not otherwise receive and for little cost or effort on its part, and the vendors receive advertising exposure and increased sales and traffic to their establishments while being good citizens and without having to choose just one charitable cause which some percentage of their customers might choose not to support.   .  These combined discount marketing products are referred to as our Rewards Program.  (Unless otherwise indicated, the term “Rewards Program” refers to both the Rewards Card Program and the Discount Certificate Program.)\

We have acquired written contracts with various restaurants and retail merchants desiring to participate in our Discount Certificate Program to offer and sell dining and shopping certificates in our initial test market of Palm Beach/Boca Raton, Florida (32 written contracts to date) and are continuing to seek contracts with additional merchants in that area.  This Discount Certificate Program is operational in the Florida area.

We have created a co-branded version of our Rewards Program called the Montessori community called the Montessori Rewards Program, which includes a co-branded debit card referred to as the Montessori Family Rewards Card and which we will use to target the independent school market, beginning with Montessori schools across the United States and Canada.  We offer this Montessori Rewards Program to schools associated with the American Montessori Society (“AMS”), as well as independent Montessori schools in the United States and Canada.  To date, we have enrolled a total of approximately 450 schools in the Montessori Rewards Program. While our Discount Certificate Program is located in only one state (Florida), the Montessori Rewards Program is being rolled-out nationally, and it is presently operational in 35 states and in Canada.  The states with the largest number of currently enrolled schools include 33 schools in Illinois, 31 in California, 20 in Texas and 19 in Florida.  We intend to encourage participatory schools to recruit local merchants into the Montessori Rewards Program and are currently in the process of supplying the participating independent schools with necessary materials for that purpose. Sales activity has been nominal to date as we roll out the program and system.

The standard Reward Card Program and the Montessori Family Rewards Card Program operate in the same way.  We enter into contracts with local merchants for them to provide discounts through our program.  Generally, the material terms of the written agreements entered into with merchants require us to market the discounts provided by the merchants in exchange for a share of the discount, and require the merchants to agree to provide the negotiated discounts, accept BidGive branded debit cards when used by participants in our Reward Card Programs, including co-branded cards and programs, and participate in marketing efforts.

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

When merchants elect to also participate in the Discount Certificate Program and advertise through BidGive, they pay for part of the advertising cost by specifying the number of printable discount certificates that will be redeemable at their establishments.  These certificates form the base for our Discount Certificate Program.  The number of discount certificates available for our Discount Certificate Program from a particular merchant are limited in number and are based upon the number of certificates provided by that merchant in exchange for advertising.

BidGive generates revenues from the difference between the advertisement rates it negotiates with publishers and the advertising fees charged to the participating vendors.  We hold the discounts and certificates as inventory in the sense that the written advertising participation agreements provide for a specified number of certificates per each advertisement a merchant participates in or a standard discount given to BidGive debit cardholders (as discussed below), as maintained on our website by our inventory control software. The discounts and certificates will not be sold on a consignment basis.  The amount of the discount may vary and is determined through negotiations with each merchant.

Once a merchant is enrolled in either the Company’s Rewards Card Program or the co-branded

Montessori Family Rewards Card Program, the merchant discount is available to all participants in any of the Company’s proprietary or co-branded Rewards Card Programs. Further, once a merchant participates in the Discount Certificate Program and a certificate to that merchant is offered on the BidGive or associated website(s), those certificates are available for purchase by any BidGive customer; however, the certificates from any particular merchant are limited in number, as discussed above.

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

Commencing in the third quarter of 2005, we provided consulting services to the American Montessori Society (“AMS”), an accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming 100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public, garnering media attention, acquiring corporate sponsors, and launching a new magazine devoted to Montessori teachings called “M: The Magazine for Montessori Families” (the “Magazine”).   The Magazine is owned, operated and published by MPublishing, LLC, (“MPublishing”) a private entity formed in October 2005, which is wholly owned (100%) by Bidgive. AMS is entitled to receive a royalty equal to 20% of the net profits earned by the Company from the operation of Mpublishing.  Bidgive, through Mpublishing, is responsible for the initial design, production, marketing and general implementation of the Magazine, with AMS’s assistance in providing Montessori and Montessori-related information.  Mpublishing publishes the Magazine five (5) times a year.  This Agreement has a term of five years, which can be extended for an additional five-year term upon mutual agreement of the parties, and can be terminated by either party at any time.

Along with the magazine, MPublishing operates an associated website (www.MtheMagazine.com) where the Montessori Rewards Program resides and can be accessed by all participants.  Six (6) issues of the Magazine have been printed and distributed (every two months, with a summer double issue) since January 2006.  The new Magazine currently has approximately 7,500 subscribers with new subscribers joining every month and existing subscribers renewing.

Editorial and design/layout services for the Magazine are handled by Brady & Paul Communications Inc., with printing and distribution services handled by Quebecor World.  MPublishing’s agreement with Brady & Paul requires it to pay to Brady & Paul $10,000 per issue, plus monthly expenses, for assistance with the production of the magazine, with an estimated five issues per year; however, this issue payment is deferred and accrued until such time as MPublishing has received sufficient revenues to make these payments.  Monthly expenses exceeding $500 must be preapproved by MPublishing.  We have paid Brady & Paul a total of $8,625 as earnest money (a payment of $7,500 and a payment of $1,125).  We also have agreed to pay Brady and Paul five percent (5%) of gross revenues derived from magazine operations in 2006 and seven and one-half percent (7.5%) in 2007.  We have paid Brady & Paul $5,000 as of the end of 2006 as their share of gross revenues. Brady & Paul will provide editing, design, and art direction, as well as assistance with the implementation of a publishing program.  Subscription and database software are utilized by MPublishing to maintain operations.  Brady & Paul may terminate the agreement with 90 days notice.  MPublishing may terminate the agreement upon 14 days notice for failure to render timely professional advice and assistance or for malfeasance.  Brady and Paul has the right to cure the failings within the 14 day notice period.  If MPublishing terminates the agreement, it must pay Brady & Paul a discontinuation fee of $10,000 per month for the duration of the initial contract term as compensation for Brady & Paul’s efforts in creation of the Magazine.

Our agreement with Quebecor World includes the terms setting forth Quebecor’s responsibilities for printing and distributing the magazine.  The term of the contract is from August 4, 2005 until December 30, 2007.  MPublishing will pay Quebecor World for printing approximately 12,000 copies of each Magazine issue, each of which will consist of 40 pages (plus the cover page).  The prices paid by MPublishing for these services are subject to change based upon the number of copies printed and the number of pages in each issue.  The prices are determined using a price schedule (which is determined solely by Quebecor) per page based on how many pages are printed.  A higher number of printed pages will result in a lower price per page.    MPublishing currently pays the rate of $49.00 per hundredweight for 100# pages and $50.40 per hundredweight for 60# pages.  “Hundredweight” is a publishing industry term that refers to the thickness and weight (heft) of the paper used to print and bind the magazine.  Lower quality publications use thinner, cheaper paper, while high quality magazines such as “M the Magazine” use thicker, heavier quality paper.  Shipping costs are additional and are paid for by MPublishing.

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

Our independent school marketing program was launched in October 2005as part of the 100th Anniversary Montessori Initiative and as a vehicle to expand BidGive’s ongoing business operations. As of December 31, 2006, approximately 450 Montessori schools had joined the Montessori Rewards Program as a result of their participation in this Initiative.

All Montessori schools are invited to join the Initiative, which includes offering parents a subscription to a new magazine devoted to the Montessori teaching philosophy and method.  This subscription includes automatic enrollment of the family in the co-branded Montessori Rewards Program, including the Montessori Family Rewards Card Program, under the BidGive Montessori Rewards Program umbrella.  The Montessori Family Rewards Card is the co-branded program for the Montessori schools employing the Company’s standard debit card reward program model.  The co-branded card can be either a Visa or a MasterCard debit card and will be issued in association with a card-issuing bank.  The card will utilize the Visa/MasterCard merchant systems and processing and will be accepted anywhere Visa/MasterCard are accepted.  However, the merchant will also have to be a participant in BidGive’s program for the purchaser and selected charity to receive benefits through our Rewards Program.

After a family enrolls in the Montessori Rewards Program, we generate revenue as a result of receiving our share of the discount on every Montessori Rewards Program transaction (debit card or certificate) completed by that family.  Our proprietary software, along with the software from our card-issuing bank and our card merchant, tracks all transactions and divides and distributes the proceeds as necessary to each participant. Discounts are determined by the agreements with the individual merchants.  For example, with a 20% discount provided by the merchant, the cardholder receives one-half of the discount (in this example, 10%), and the other half is equally split between the charity designated by the cardholder and the Company.

With the Montessori Rewards Program, the designated charity would be AMS and the local school selected by the cardholder.  AMS has its own agreements with its member schools in regard to how to divide the proceeds received by AMS.  This operation is part of our patent-pending business model. In addition, under our agreement with the American Montessori Society, we receive the entire school enrollment fee paid by each school that elects to participate in the Initiative, out of which we must pay the cost and expense of providing the necessary materials to the school for the purpose of marketing the Montessori Rewards Program to their patrons and supporters.  The fee paid by each school is based on school size and ranges from $150 (for a school of up to 50 families) to $750 (for schools of over 500 families).

We also receive the subscription proceeds paid by families who subscribe to the Initiative.   Subscription to the magazine, which includes enrollment in the Montessori Rewards Program and a Montessori Rewards Program debit card, costs $49.95 per family, of which $15.00 is allocated and paid to BidGive as reimbursement for expenses related to issuance of the debit card.   The balance of the subscription fee is retained by MPublishing and used to pay its operating expenses.   Marketing discounts and sales-driven reductions of the standard $49.95 subscription rate can be given, and have been given, as the Magazine launches and seeks to establish a base of subscribers.  In these instances, the amount allocated to BidGive for the card program is reduced to the $6 actual cost to issue a card.  Marketing discounts have been offered for approximately 90% of sales to date in order to entice customers to sign up for the Montessori Rewards Program.  The discounted subscription rates ranged from $19 to $35.  Between September 1, 2006 and December 31, 2006, marketing discounts were offered for approximately 60% of sales.  In these instances, the amount allocated to BidGive for the card program is reduced to the $6 actual cost to issue a card, and MPublishing’s share to cover printing and distribution costs is reduced to the remainder of funds received.  While the Company anticipates that some sort of discount will always be available for lower income schools and parents, as well as schools purchasing subscriptions in bulk, we ended the deep discounts (less than $25) used to entice new participants at the end of 2006.  With the goodwill and reputation the magazine and associated website are garnering in the Montessori community, as well as the educational community at large, the Company does not anticipate that phasing out the deepest discounts, presently being applied to increase circulation, will have a substantial negative effect upon the Company’s ability to expand its readership and its Rewards Program.

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

The following table illustrates the allocation of fees in regard to the Montessori Rewards Program:

	Subscription Fee for Magazine (Full Price)	Subscription Fee for Magazine (Discounted)	Net Profits of Mpublishing	School Enrollment Fee	Net Revenue Received by BidGive from Montessori Rewards Program (1)

Total	$49.95	$19.00 to $35.00 (2)		$125 to $600
AMS			20%		25%
BidGive	$15.00	$6.00	80%	$125 to $600	75%
Mpublishing	$34.95	$13.00 to $29.00

(1)

Does not include revenue received from magazine subscriptions.

(2)

This is the range of current discounts that have been given.

We launched sustained efforts for the Montessori Rewards Program in June 2006, at which time we sent materials to the enrolled schools for soliciting merchants and parent participants.  The debit card portion of the Rewards Program is operational to the extent that we are presently enrolling local and national merchants into the Rewards Program, signing up parents, and issuing debit cards.  We have not yet generated revenue under the Montessori Rewards Program.  The program is just now becoming operational as schools and merchants are beginning to enroll in larger numbers, and we are establishing the organizational framework of business activities listed above that are necessary to pursue and support revenue production and customer support.  We currently have fewer than five hundred merchants signed on to the program.  We expect that the number of enrolled merchants will increase as the schools  become active in the Montessori Rewards Program and as the Company employs personnel to more aggressively market and enroll local and national merchants.

The Rewards Program debit card is a standard stored-value debit card issued by Visa or MasterCard.  The cardholder initially loads the card with funds, and then ties replenishment of the funds on the card to a bank account or credit card.  When the funds reach a certain predetermined minimum level, the card is replenished by the bank account or credit card to a certain predetermined maximum level.  The cards have a magnetic stripe on the back and are PIN protected for security, as with standard debit cards.

Merchants who join the Rewards Card Program have the opportunity to advertise in the new Montessori Magazine and on the new associated website (www.MtheMagazine.com), as well as in local newspaper inserts and other media generated by BidGive, in exchange for granting the discount rewards and certificates to the general public to support their charity of choice.  Once the merchants are recruited into the Rewards Card Program, the discounts they offer are available to any BidGive member without regard to who originally sponsored the merchant.

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

In general, our business model, including the initial focus on the independent school market, is based on the following steps: with the cooperative advertising certificate program we purchase advertising space in publications (such as local newspapers/magazines including M: the Magazine, a publication of our wholly-owned subsidiary MPublishing) and other media (such as billboards and websites, including the website associated with the “M” magazine), we place the ads or subdivide the ad space and sell smaller ad space to select merchants in association with our total marketing program. The merchants will pay half of the purchase price for their advertising space in cash, with the remaining half of the purchase price payable in the form of discount certificates (in denominations of $50 or $100) that are redeemable at their business establishments. We will also offer the merchants the opportunity to provide slightly reduced (5-40%) but constant discounts to our participating members through our branded BidGive debit card affinity program, including co-branded programs such as the Montessori Family rewards card which programs are presently under development.

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

Description of Industry

The online commerce market is new, rapidly evolving and growing, and competitive. We expect significant competition because barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost; however, the threat of patent enforcement litigation relating to our proprietary, patent-pending business model (as described above under “Principal Products and Services”) and our contractual relationships with clients such as the Montessori community should help to protect our competitive position within our industry. Business methods are now considered patentable subject matter. As with all patentable subject matter, the business method must merely meet the dual requirements of being novel and non-obvious.  As a result, we have prepared and filed a patent application to cover the unique components of our business model. When issued, the patent should deter others from utilizing a business model having the components covered in the issued claims. (See “Proprietary Technology” for additional information on our patent application.) There are numerous companies and websites through which discount certificates may be purchased on various terms, some of which will compete on some level with us, but none of which, to the best of our knowledge, bring all the elements together as we do—the “elements” being a discount to the purchaser with a royalty paid to the not-for-profit and advertising and increased traffic and sales to the merchant. Our business model encourages increased traffic to the merchant because purchasers must either physically visit the merchant’s establishment or visit the merchant’s website in order to redeem their certificates or use their BidGive debit cards to purchase goods and services at a discount. Although we will seek to establish a unique niche for our business and protect our business model patent, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we currently have available.

Marketing and Distribution Strategies

Our marketing is divided into four areas. First, we plan to market our program to independent schools and their patrons, retail merchants, service providers and restaurants. The purpose of this marketing is to acquire participation and credits from the providers, and generally a cash payment or enrollment into our Rewards Program, in exchange for inclusion in our marketing program to the public.

In the second marketing phase, the credits received from the providers are marketed through newspaper and magazine advertising and our websites to the general public, including the independent school patrons, at a discount of 30% as BidGive Charity Shopping Certificates, BidGive Charity Dining Certificates, and BidGive Charity Travel Vouchers, or other co-branded instruments, and via proprietary debit card programs. The advertising includes the logos of some of the benefiting not-for-profit organizations that receive an average royalty of approximately 5% of a purchaser’s transaction under the Retail, Dining, and Travel Programs; the royalty under the Telecom Program is on a sliding scale from 2% to 10% depending upon the number of customers participating. Participating not-for-profits, including the independent schools, are given a communications kit that provides information about the programs which they can disseminate to their supporters and staff.

In the third marketing phase, it is anticipated that we or a participating not-for-profit will contact the major corporate supporters of the not-for-profit organization and request that they notify their employees of the opportunity to save money on purchases while also supporting the organization. We will provide the corporate supporter with a communications kit which explains the opportunity to the employees and includes several methods of communicating the message to such employees.

The fourth area of marketing is expected to involve the bulk sale of certificates and debit cards by us, byt the independent schools, or an independent contractor sales force to companies that may use them as employee or customer gifts, or to reduce their cost of entertaining or purchasing.

We have started and are actively pursuing the first three marketing phases above in Palm Beach/Boca Raton, Florida.  We now intend to apply the same marketing phases to the independent school market by relying on school supporters to market our program to local merchants and in other geographic areas through our joint venture partners and through independent contractors who are paid on a commission basis. Patrons and supporters of independent schools who choose to market our Rewards Program are not paid directly by the Company for their efforts. Instead, they assist in organizing and operating the Rewards Program for their individual schools as a means to bring in revenue to and obtain market exposure for the schools.  Generally, the independent sales contractors will be paid commissions as follows: (i) $100 of the first month’s cash received by us from Retail and Dining program fees; (ii) 50% of the subsequent monthly Retail and Dining program fees paid to us by each merchant; and (iii) a 7% commission on add-on advertising (i.e., newsprint, billboard, radio, cable, etc.) and a 7% commission on all dining and restaurant certificate sales. Once a market is selected and the volume of vendors that the independent sales contractor(s) produce can be predicted with reasonable certainty, we will have opportunity to determine if our computer hosting, call center or staff capabilities will need to be enhanced. The sale of BidGive certificates to the public usually begins 45-60 days after vendor acquisition. We are currently selling retail and dining certificates on our website and through our toll-free number covering merchants in the Palm Beach/Boca Raton, Florida area. We are also offering travel vouchers nationwide through our website, and intend to offer telecom services again once we engage a new telephone service provider.

We will market our business to merchants by promoting the concept that they will receive additional exposure, community goodwill, and increased traffic and sales through association with the participating not-for-profits and the promotional campaigns they conduct. Our business model encourages increased traffic and sales to the merchant because purchasers must either physically visit the merchant’s establishment or visit the merchant’s website in order to redeem their certificates or use their BidGive or co-branded debit cards to purchase goods and services at a discount.

There are two ways for a customer to purchase a BidGive certificate or obtain a BidGive debit card. The customer can go to one of our websites to register and purchase the certificate/card, or can call a toll-free number (to a call center operated by Data Mountain Solutions, Inc.) to purchase the certificate/card. Payments are made by credit card or bank account draft and the certificates generally expire six months from the date of purchase. The BidGive or co-branded certificate/cards can be used by the purchaser or given as a gift to be used by the recipient.  The material terms of the written agreement with Data Mountain Solutions, Inc. (“DMS”) require DMS to provide turnkey call center set-up and monitoring services for order placement and certificate redemption, for a $350 monthly fee. Either party may cancel the agreement upon 30 days’ written notice, and DMS may adjust its rates or modify the terms and conditions of the agreement upon 60 days’ notice.  The contract is on a month-to-month basis, required an initial set up fee of $1,000, and has per minute costs of $.11.

Competition

Several companies offer some components of our sales and fund-raising programs. We expect to be competitive primarily on the basis of price and by seeking to provide certificates and debit cards, which offer a discount with a commercial/philanthropic combination (most competitors offer either a price discount or a royalty to a charity, but not both—we provide both a discount and a royalty). We also expect to compete through reputation by offering credits and discount certificates from merchants that do not frequently offer discounts.  As a new company, we are not yet fully competitive within the industry, and most of our potential competitors are more established and presently have greater financial resources than we do.

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

Proprietary Technology

On October 23, 2003, we, by and through our individual officers, filed a provisional patent application with the United States Patent and Trademark Office covering our proprietary business model (as described above under “Principal Products and Services”).  Since 1995, the United States Patent and Trademark Office has offered inventors the option of filing a provisional application for patents. The provisional patent application process was designed to provide a lower-cost first patent filing in the United States, among other goals. A provisional patent application allows filing without a formal patent claim, oath or declaration, or any information disclosure (prior art) statement. It provides the means to establish an early effective filing date in a non-provisional patent application, and also allows the term “Patent Pending” to be applied. A provisional patent application is valid for 12 months from the date originally filed, and this 12-month pendency period cannot be extended. On October 21, 2004, we filed a corresponding non-provisional patent application (U.S. Serial Number 10/970,838, “System and Method for Charitable Organization-Branded Marketing”) in order to benefit from the earlier filing date for the provisional patent application. The non-provisional patent application has not yet been approved and remains pending with the Untied States Patent and Trademark Office. When a non-provisional patent is issued, the patent should deter others from utilizing a business model having the components covered in the issued claims. Until a non-provisional patent is issued, we cannot use the patent application as a direct enforcement tool to prevent others from engaging in infringing activities.  However, we may legally commercialize our business model under the “patent pending” notice, providing some deterrent value against would-be competitors.  Additionally, since infringing activities that occur prior to the issuance of a patent can be addressed retrospectively (up to 6 years) once the patent issues, this provides additional deterrence to would-be competitors.

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

Employees

We currently have two full-time employees and one part-time employee, and utilize independent contractors and joint venture partners for the bulk of our operations. Our joint venture partner in Palm Beach/Boca Raton, Florida is Ms. Terry Byer. Our partner in Newark, New Jersey and Long Island, New York, is Professional Greetings, Inc., and our partner in Toronto, Canada is Mr. Leonard Pearl. Our joint venture partners act as our local agent in recruiting and managing independent sales contractors and in locating local merchants and charities to participate in our programs. They pay for the initial advertisement in their local newspaper in exchange for compensation in the form of either stock in the Company or a percentage of the net revenues generated through their locations, or a combination of both stock and revenue sharing.

ITEM 2.

DESCRIPTION OF PROPERTY

Our offices are currently located at 3538 Caruth Blvd., Suite 200, Dallas, Texas 75225, in approximately 400 square feet of office space in a facility owned by one of our investors, Jim Walker, who is providing the space rent-free while we ramp up operations and seek to raise capital. These premises will remain available to us on a rent-free basis until we outgrow them and require larger offices. Our current office space is adequate and suitable for current operations, and is expected to be suitable for future operations for at least the remainder of the current fiscal year. We have also established a satellite office in New Jersey for our publishing operations through PGI, another one of our investors. Other than office space, we maintain minimal amounts of equipment. Our inventory of discount certificates and credits is maintained on our website and in our contracts with participating vendors. The website is housed on third party host servers with scalable properties and redundant backup and security protections, as is the toll free telephone system. Our proprietary in-house operating software was designed using free shareware as a base, and we license other elements of our operations as necessary.

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

At December 31, 2006, we had 6,308,292 shares of Common Stock outstanding and had approximately 177 stockholders of record.

We currently have no securities authorized for issuance under any equity compensation plans.

We have never declared any cash dividends on our common stock, and do not anticipate declaring dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share	Aggregate Purchase Price
Michelle Hassine (1)	March 20, 2006	Convertible Note (2) (3)	N/A	$2,500

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

3

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

On December 4, 2003, we acquired all of the business and assets of BidGive Group, LLC (“BidGive”) through the merger (the “Acquisition Merger”) of BidGive with and into a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the subsidiary as the surviving corporation. The assets which we acquired in the Acquisition Merger consisted of a development stage discount certificate business, the related website, and related proprietary technology. We intend to use the assets we acquired in the Acquisition Merger to further develop operations of an e-commerce website through which we will offer and sell discount shopping, dining and travel certificates, and will investigate the possibility of offering other products and services as opportunities arise.

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

Liquidity and Capital Resources

For the year ended December 31, 2006, our consolidated balance sheet, which reflects the effect of the merger and the finances of MPublishing, LLC of which BidGive owns a majority interest, reflects current and total assets of $9,179 in comparison to $30,089 for the twelve months ended December 31, 2005, and total current liabilities of $421,823 in comparison to $256,508 for the twelve months ended December 31, 2005. Cash on hand on April 8, 2007 was approximately $30,143. This sum is anticipated to satisfy our cash requirements through June 2007.

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of proceeds from our public offering, possible issuance of additional short-term debt, and revenues generated by ongoing operations. We may not receive any significant amount of proceeds from either our offering or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we do not receive significant proceeds from our offering and are unable to raise additional capital from other sources, such as short-term loans from our officers and directors or other persons, we will be required to limit our operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail our expansion plans to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing.  The present cash on hand combined with revenues being generated from operations, are expected to satisfy our cash needs until at least June 2007 based upon our current level of operations.

In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 32,400 shares of common stock from which we received gross offering proceeds of $40,500 and a total of $127,290 in face amount of convertible promissory notes. We also paid off $1,650 in notes plus accrued interest; leaving a total of $125,640 in convertible notes currently outstanding. These securities were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of our registration statement, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities laws.  If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

Although none of the purchasers of these shares or notes has made or threatened any claim against us alleging violation of the federal securities laws, we have taken their potential claims into account in preparation of our December 31, 2006, balance sheet.   The 32,400 shares are not treated as part of our issued and outstanding common stock.  Instead, the balance sheet includes a separate line item listing them as “Common Stock subject to rescission rights,” and the offering proceeds of $40,500 received from sale of these shares is treated as a contingent liability rather than as part of shareholder equity.  As of December 31, 2006, our current amount of working capital (current assets less current liabilities) was ($412,643), and after taking into account Common Stock subject to rescission rights, our Total Stockholders (Deficit) was ($453,143).

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

During the year ended December 31, 2005, we issued a total of $76,800 of additional short-term convertible notes and paid off notes totaling $650. The convertible notes issued during 2005 were issued on terms that are similar to the terms of the notes issued in 2004.  But the notes issued during 2005 all have a conversion price of either $1.50 or $1.75.  In the first quarter of 2006, we issued one convertible note in the amount of $2,500 with a conversion price of $1.75 and on terms similar to the terms on all prior notes. We also paid off notes totaling $1,000 plus accrued interest in 2006.  In the fourth quarter of 2006, we issued two straight (non-convertible) promissory notes in the total amount of $9,000 and each bearing interest at 10% and for a six month term.

The due dates of substantially all the notes have been previously extended by mutual agreement as necessary to avoid default, without payment of additional consideration, and none of the notes are currently in default.   As of December 31, 2006, the due dates of outstanding notes range from January 1, 2007 through April 27, 2007.  Although there is no assurance, Company management currently believes that all note holders will voluntarily continue to agree to extensions of the due dates of their respective notes as necessary to avoid the possibility of a default at any time, or they may now elect to convert their notes in light of the Company receiving its Notice of Effectiveness on December 11, 2006 for its public offering, and now being clear of previous regulatory prohibitions of stock sale and issuance.

The following table lists the original due date and the extended due date for each note:

Note	Amount	Interest Rate	Conversion Rate	Original Due Date	Extended Due Date

1	$2,500	6%	$1.25	5/18/2005	2/19/2007

2	$4,500	6%	$1.25	5/28/2005	2/28/2007

3	$6,250	10%	$1.25	11/29/2004	3/1/2007

4	$4,990	6%	$1.25	7/1/2005	1/1/2007

5	$5,400	6%	$1.25	8/3/2005	2/3/2007

6	$10,000	10%	$1.25	9/30/2005	3/30/2007

7	$2,500	10%	$1.50	5/9/2005	2/10/2007

8	$350	10%	$1.50	6/8/2005	Paid

9	$6,500	10%	$1.50	6/14/2005	3/15/2007

10	$5,000	10%	$1.50	7/1/2005	4/1/2007

11	$300	10%	$1.50	7/12/2005	Paid

12	$5,000	10%	$1.50	8/3/2005	2/3/2007

13	$1,000	10%	$1.50	8/5/2005	Paid

14	$5,000	10%	$1.50	9/11/2005	3/11/2007

15	$5,000	10%	$1.50	10/1/2005	4/1/2007

16	$6,500	10%	$1.50	10/27/2005	4/27/2007

17	$5,000	10%	$1.50	12/1/2005	3/1/2007

18	$15,000	12%	$1.75	12/9/2005	3/9/2007

19	$4,000	10%	$1.50	12/21/2005	3/21/2007

20	$5,000	10%	$1.50	1/19/2006	4/19/2007

21	$5,000	10%	$1.50	11/9/2005	2/9/2007

22	$5,000	10%	$1.50	12/1/2005	3/1/2007

23	$15,000	12%	$1.75	5/8/2006	2/8/2007

24	$2,500	10%	$1.75	9/21/2006	3/21/2007

All the notes are identical and provide for no monthly payments.  The debt is convertible to common stock at any time by the Payee with the Company having the right to pay off the debt with interest even if the Payee elects to convert.

We have not recorded additional costs of borrowing (interest) for the potential benefits of the conversion features since the underlying share values are deemed to be immaterial. The conversion prices were determined extrapolating prices at which we had most recently issued shares of common stock as of the date each borrowing was made. The conversion prices are subject to customary anti-dilution protections. No debt is currently past due, and no debt has been converted into stock as of December 31, 2006.

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

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2005 and the fiscal year ending December 31, 2006 on a consolidated basis shows increasing revenues that the Company attributes to increased marketing and sales efforts, and increased expenses that the Company attributes to the same increased marketing and sales efforts.

Fiscal Year Ended December 31, 2006 [Consolidated] Compared to Fiscal Year Ended December 31, 2005.

Financial Statement Line Item	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005

Revenue from Operations	$333,925	$80,593

Operating Expenses	$162,729	$146,424

Net Loss	($186,224)	($78,005)

Current and Total Assets	$9,179	$12,589

Convertible Debt Outstanding	$125,640	$124,140

Current Liabilities	$421,823	$256,508

Cash on Hand	$5,179	$12,589

Consolidated revenues for the fiscal year ended December 31, 2006 were $333,925, compared to revenues of $80,593 for the fiscal year ended December 31, 2005.   The company's revenues in 2005 were primarily from consulting services to not-for-profit entities in restructuring their revenue generating models to provide for placement of BidGive’s Rewards Program and from sales.  The revenues received in 2006 were from expanding the services and sales to existing clients and including new clients.  The increase in revenue was due to increased sales activity and from booking of revenues for consulting services.

Consolidated operating expenses for the fiscal year ended December 31, 2006 were $162,729, compared to $146,424 for the same expenses during the fiscal year ended December 31, 2005. The increase in operating expenses in 2006 as compared to 2005 is primarily the result of increased expenses associated with increased business operations and sales.

Our consolidated net loss for the fiscal year ended December 31, 2006 was $186,224 compared to a net loss of $78,005 for the fiscal year ended December 31, 2005. The increase in net losses during this period is attributable to expanding operations, as discussed above, requiring journal entries for obligations incurred and increases in unearned revenues and accrued expenses.

For the year ended December 31, 2006, our consolidated balance sheet, which reflects the finances of MPublishing, LLC, which as of December 31, 2006, was wholly owned by the Company, reflects current and total assets of $9,179 in comparison to $30,089 for the twelve months ended December 31, 2005.  The decrease in Current and Total Assets is the result of the write off of a nonperforming asset, a reduction in inventory, and the amortization of prepaid expenses.

Convertible debt increased from $124,140 for the year ending December 2005 to $125,640 for the year ending December 2006 as a result of our issuance of one additional convertible note during 2006, the proceeds of which were used to fund operations.  We intend to allocate a portion of the proceeds from our public offering to pay off this convertible debt.   Additional discussion regarding the Company’s outstanding convertible debt is set forth below under Plan of Operations

As of December 31, 2006, the Company had total current liabilities of $421,823 in comparison to $256,508 for the twelve months ended December 31, 2005. The increase in current liabilities is primarily the result of the increase in the amount of debt outstanding including interest owed, and the increase in accrued expenses and unearned revenues due to increased operations.

Cash on Hand as of December 31, 2006, was $5,179 as compared to $12,589 as of December 31, 2005.  The decrease in cash on hand as of December 31, 2006 is the result of increased operations and the discontinuation of issuance of convertible debentures.   Additional discussion regarding the Company’s plans to satisfy its cash requirements is set forth below in disclosures regarding our Plan of Operations.

The Company anticipates substantial increases in revenues beginning in May 2007, as we receive funding from our public offering allowing us to further expand operations and to pursue new ventures and projects that have been awaiting funding.  However, there is no guarantee that revenues will increase.  BidGive receives part of the school enrollment fee proceeds paid by each school to participate in the Initiative and part of the subscription proceeds paid by individual subscribers to the magazine, as well as its share of the discount on every transaction under the Program. Further, the Company is in negotiations with numerous other not-for-profits desiring to include the BidGive Rewards Program as the cornerstone of their fundraising activities, or have the Company design, develop and implement other ventures and programs specifically for and with these other not-for-profits.

As more fully discussed in the footnotes to the Financial Statements, the Balance Sheet line items “Accounts Payable” and “Accrued Expenses” increased from $132,368 (combined) for the year ending December 2005 to $ 201,097 (combined) for the year ending December 2006 due to obligations incurred from increased operations including magazine subscription sales and  interest expense on the convertible debt as fully discussed above.  The line item “Convertible Debt” increased from $124,140 for the year ending December 2005 to $125,640 for the year ending December 2006 as a result of our issuance of one additional convertible note during 2006, the proceeds of which was used to fund operations.  We intend to allocate a portion of the proceeds from our pending public stock offering to pay off this convertible debt.

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2007, is to continue to focus our initial marketing efforts on the independent school market with our Rewards Program, and to expand operations to include other clients, including the United Nations, and other ventures and programs as desired by these new not-for-profit clients.  We will also continue to seek to expand operations in the Palm Beach/Boca Raton market and to seek to open additional markets for our Rewards Program primarily through joint venture partners and independent sales contractors.

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

One of the most significant uncertainties which the Company faces is whether it will be able to recruit enough participating merchants and enough participating members to make its Rewards Programs successful.  The Company believes that the independent school market will provide a cost-effective way to increase enrollment to a critical mass, where the process will become institutionalized and profitable within the not-for-profit entity, and also a mechanism for recruiting additional merchants.    When joining the BidGive Programs, each not-for-profit entity must recruit at least ten (10) local merchants to join.  In addition, the Company believes that the interest which each not-for-profit entity will have in attempting to create a sustainable revenue stream for itself through use of the BidGive Program, will entice such entities to market the Program to their constituents and to encourage those constituents to make regular use of the Program as a way of providing financial support to the not-for-profit entity.   We intend to allocate a portion of the proceeds from our public stock offering to payment of costs associated with expansion of our programs into additional markets utilizing the nationwide network of independent schools to pursue merchants and new member participants in each market.

We receive the school enrollment fee paid by each school to participate in the Initiative, $15 of the standard subscription proceeds paid by individual subscribers to the Initiative, all net profits from the operations of MPublishing after deducting the 20% net profit royalty payable to AMS, and our share of the discount on every transaction under the Montessori Rewards Program.  We project a continuing increase in revenues in 2007 as more schools enroll in the Montessori Initiative and the discount rewards program and as school families begin to actively use their debit cards in order to allow the school to participate in the Program, and as the magazine expands its subscriber base and increases bulk sales to more schools, and as we obtain our public funding and are able to more actively pursue expansion of existing operations and the launch of new ventures and programs. Our projection that revenues will increase is based on our current operations, results of operations to date, and discussions with our clients.  There is no guarantee that revenues will increase.  With our initial focus on the independent school market, the majority of our revenues in 2006 was attributable to the Montessori Initiative, of which the Montessori Rewards Program is a component, and bulk and subscription magazine and folio sales.  The recurring costs to publish each issue of the Magazine, including writers’ fees, editorial fees, design layout fees and production assistance, will remain approximately the same issue-to-issue, after the program has been established, as we pay a flat fee for these publishing services for each issue regardless of the number of subscriptions that we have.  The only Magazine-related expense that would increase or decrease based on the number of subscriptions we have sold would be the printing and distribution costs; however, these expenses would only increase incrementally because, as we print more copies, our cost-per-copy decreases with economies of scale.  Consequently, we expect the increase in the costs and expenses of the magazine to be less than the increase in revenue received in the event that our circulation increases, of which there can be no assurance.  Other general expenses, not associated with publication of the Magazine, such as overhead, salaries and supply costs, may increase as our operations become larger; however, we believe that our income will also increase as we gain more customers.

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

We intend to allocate a portion of our pending public stock offering to hire additional employees in the areas of marketing and operations and to launch operations in additional cities.  The number of additional employees we hire and the number of additional markets in which we are able to begin operations will depend on the amount of money we are able to raise in our public offering.

For example, in the event the public offering is fully subscribed, we currently anticipate hiring three additional full time employees in the areas of marketing and operations and launching operations in up to 12 additional markets during the six months following completion of the offering.   If the offering is 75% subscribed, we currently anticipate hiring two additional employees and launching operations in up to 5 additional markets during the six months following completion of the offering. If the offering is 50% subscribed, we currently anticipate hiring one additional employee and launching operations in up to 2 additional markets during the six months following completion of the offering.  Each of our present programs (Dining, Retail, and Travel) and our Telecom program (once a new telephone service provider has been engaged) will be launched and operated in each market.

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

Step 3--signing up the not-for-profit’s individual members and issuing BidGive branded, or co-branded debit cards where appropriate, and marketing the not-for-profits supporters to patronize participating merchants’ establishments (14-21 days, $2,500);

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2006, we had no off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

See following pages.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

33

CONSOLIDATED BALANCE SHEET

34

CONSOLIDATED STATEMENTS OF OPERATIONS

35

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

36

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

36

CONSOLIDATED STATEMENTS OF CASH FLOWS

37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

38

Child, Van Wagoner & Bradshaw, PLLC

A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS

5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107

  PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

BidGive International, Inc. and Subsidiaries

Dallas, Texas

We have audited the accompanying consolidated balance sheet of BidGive International, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BidGive International, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company currently has cash flow constraints, an accumulated deficit, and has had ongoing expenses that exceed its revenue from operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 13, 2007

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Current assets
Cash	$ 5,179
Prepaid expenses
Other current assets	4,000
Total current assets	9,179

Total assets	$ 9,179

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 201,097
Unearned revenues	56,000
Accrued interest	24,665
Loan from shareholder	9,000
Short term convertible debt	125,640
Accrued liability - royalty	5,420
Total current liabilities	421,822
Total liabilities	421,822
Common stock subject to rescission rights, .001 par value; 32,400 shares issued and outstanding	40,500

Commitments and contingencies - note 6	-

Stockholders' (deficit):
Common stock: $.001 par value; 20,000,000 shares authorized; 6,308,292 shares issued and outstanding	6,276
Additional paid in capital	30,335
Accumulated deficit	(489,754)
Total stockholders' (deficit)	(453,143)

Total liabilities and stockholders' (deficit)	$ 9,179

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2006	2005

Revenues
Sales revenues	$ 333,925	$ 80,593
Cost of goods sold	221,196	0
Gross Profit	112,729	80,593

Operating expenses
Advertising	5,217	6,500
Consulting and outside services	177,796	93,487
Professional fees	22,705	20,279
Office expenses/administrative	40,792	9,667
Other expenses	28,950	16,491
Total operating expenses	275,459	146,424

Loss from operations	(162,730)	(65,831)

Other income (expense)
Interest income		48
Refund	(901)
Interest expense	(12,593)	(12,222)
Write-down of other assets to net realizable value	(10,000)	--
Total other income (expense)	(23,494)	(12,174)

Net loss before income taxes	(186,224)	(78,005)

Provision for income taxes	-	-

Net loss	$ (186,224)	$ (78,005)

Basic and diluted net loss per share	$ (0.03)	$ (0.01)

Weighted average number of shares outstanding, including shares subject to rescission	6,308,292	6,308,292

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional
	$.01 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2005	6,275,892	$ 6,276	$ 30,335	$ (225,525)	$ (188,914)

Net loss for the year	-	-	-	(78,005)	(78,005)
Balance at December 31, 2005	6,275,892	6,276	30,335	(303,530)	(266,919)

Net loss for the year	-	-	-	(186,224)	(186,224)
Balance at December 31, 2006	6,275,892	$ 6,276	$ 30,335	$ (489,754)	$ (453,143)

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (186,224)	$ (78,005)
Adjustments to reconcile net loss to
net cash used in operations:
Write-down of other current assets to net realizable value	10,000
Changes in operating assets and liabilities:
Accounts receivable	0	10,000
Prepaid expenses	7,500	(7,500)
Other current assets	0	(10,000)
Accounts payable and accrued liabilities	98,814	26,600
Unearned revenue	56,000	(10,000)
Inventory	(4,000)	--

Net cash used in operations	(17,910)	(68,905)

Cash flows from financing activities:
Issuance of convertible debt	2,500	76,150
Repayment of convertible debt	(1,000)	0
Loan from Shareholder	9,000	0
Net cash provided by financing activities	10,500	76,150
Cash flows from investing activities	-	-

Increase(decrease) in cash and cash equivalents	(7,410)	7,245

Cash and cash equivalents, beginning of year	12,589	5,344
Cash and cash equivalents, end of year	$ 5,179	$ 12,589

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:	$ -	$ -
Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ -	$ -

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Nature of Business

The consolidated financial statements presented as of December 31, 2006  are those of BidGive International, Inc. , including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

During 2006 and 2005, the Company provided consulting services to the American Montessori Society (“AMS”), a non-profit accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming 100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public, and launching a new magazine devoted to Montessori teachings.   The magazine “ M: The Magazine for Montessori Families” is owned, operated and published by MPublishing, LLC, a private entity formed in October 2005 which is now owned 100% by BidGive.  The Company has entered into an agreement with AMS to pay AMS royalties of 20% of net profits (determined on an annual basis) from magazine sales and any other associated products. The financial statements for MPublishing have been consolidated and included herein with the BidGive financial statements.  All intercompany accounts have been eliminated in consolidation.

The Company’s independent school marketing program was launched in October 2005, as part of the 100th Anniversary Montessori Initiative.   As of the date of this filing, approximately 450 Montessori schools have joined the Rewards Program as a result of their participation in this Initiative.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Business Combination

On October 10, 2003, the Company and BBG Acquisition Subsidiary, Inc., a Texas corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with BidGive Group, LLC, a Texas limited liability company (“BidGive”). Pursuant to the Merger Agreement, effective as of December 4, 2003, BidGive was merged with and into the Merger Sub with the Merger Sub surviving the merger, and each 1% of membership interest in BidGive immediately prior to the effective date of the merger was converted into 57,446 shares of the Company’s $.001 par value common stock. The merger was accounted for as a reverse acquisition. At the effective date of the merger, BidGive had no assets or liabilities.

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

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors, usually via credit card transactions, as payment for advertising via discount certificates and loading funds onto debit cards. The Company also receives some cash payments from vendors in payment for the advertising and marketing it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable. Revenue is generally realized when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company’s selling price is fixed and determinable, and collectibility is reasonably assured. Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services. The Company also receives revenue from the sale of subscriptions to its magazine.  Subscription payments received as payment for an annual magazine subscription in advance are recorded as deferred revenue and subsequently recorded as revenue over the subscription period ratably.  Since the subscription periods vary, deferred revenue is an estimate made by management at each month end that may change significantly in the near future.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities.  Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.  The Company had no cash equivalents at December 31, 2006.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments”. SFAS 123(R) is a revision of SFAS No., 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

December 31, 2006

1.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) but does not believe its adoption will have a material impact on the Company’s consolidated financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated financial statements or results of operations.

In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, ”Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material affect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles, but did not have an impact on its December 31, 2006 financial statement.

The FASB has issued other pronouncements that may impact the company:

SFAS 156 “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140

This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS 157 “Fair Value Measurements”

This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

SFAS 159 – “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

None of these recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities, and deferred revenues at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred tax assets totaling $170,000 at December 31, 2006 arising from cumulative net operating loss carry-forwards have been completely offset by a valuation allowance due to the uncertainty of the Company’s ability to use the net operating loss carryovers of approximately $500,000.  Such carryovers may be limited due to changes in ownership, and will expire between December 31, 2016 through 2026.

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

December 31, 2006

 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs for the periods ended December 31, 2006 and 2005, were $5,217 and $6,500, respectively.

2.

CONVERTIBLE  DEBT

During 2006 and 2005, the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share. Accordingly, the Company has not recorded any interest related to beneficial conversion features. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately (see Note 5), or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, have extended due dates, ranging from April 2007 through July 2007.

3.

GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2006, the Company has incurred accumulated deficits of $489,754 and only had cash of $5,179. Management feels that the related sales from operations that began during 2005, short-term loans, and the pending public offering will provide the Company with sufficient working capital to allow it to continue as a going concern.

4.

RELATED PARTY TRANSACTIONS

The Company has issued convertible notes (see note 2) to officers and majority shareholders in order to obtain funding for operations. The notes total $63,390 at December 31, 2006 and have accrued interest totaling approximately $5,923.

In addition, the Company issued a $9,000 note payable to its president, with interest payable and due in six months at 10% per annum.  This note is still due at December 31, 2006.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

4.

RELATED PARTY TRANSACTIONS – CONT’D

The Company has paid contractor fees to the Company’s president totaling $65,500 and $60,000 in lieu of officer’s salaries, during the year ended December 31, 2006 and 2005 respectively.

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

6.

COMMITMENTS AND CONTINGENCIES

The Company has entered into a letter of agreement with a consulting entity for which the Company is to receive editing, design, and art direction as well as assistance with the implementation of a publishing program for MPub.  The Company is obligated to pay $10,000 per issue for assistance with the production of the magazine “M” (designed specifically for raising awareness for Montessori programs) and studio overhead, once publication begins and the payments will accrue until the Company realizes sufficient revenues from advertising and subscription sales to cover these per-issue payments.  The Company is also obligated to pay a royalty of a certain percentage of revenues derived from the magazine and website which increases during the second year of operation.  In the event the entity is terminated from its services for just cause under the agreement, the Company must pay a termination fee of $10,000 per month until December 31, 2007.

During 2006, the Company accrued approximately $10,000 relating to the royalty of which approximately $5,000 has been paid by December 31, 2006.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a filing of Form 8-K, on or about January 1, 2006, the Company engaged and ratified the employment of Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2006.

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

During 2006, the Company did not make any changes in its internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended December 31, 2006, the Board of Directors held no formal meetings, but took action once by unanimous written consent. There are no family relationships among any of the Directors, nominees or executive officers. Other than its officers, the Company currently has no other significant employees.

The following persons comprise the directors and executive officers of the Company as of

December 31, 2006:

Name	Age	Director/Officer Since	Position(s) Held
James P. Walker, Jr.	46	2003	President, Chief Executive Officer, Secretary and Director
Michael Jacobson	54	2004	Chairman of the Board and Vice President
Rebecca Richardson-Blanchard	40	2005	Interim Chief Financial Officer and Treasurer
Ronald D. Gardner	65	2004	Director

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

Advisory Board

Our advisory board advises our Board of Directors on our business plan and operations. The following three individuals presently comprise our advisory board:

Francis Lorenzo is the United Nations Ambassador for the Dominican Republic.  An established businessman and investor in the Dominican Republic, Ambassador Lorenzo founded one of the country’s major travel and tour agencies. On behalf of the government, he opened travel between the Dominican Republic and many national embarkation points such as Rome, Lisbon and Berlin. Ambassador Lorenzo founded the Model UN program for the Dominican Republic high school and university programs, and previously served the government of the Dominican Republic in support roles with the United Nations before being appointed Ambassador.

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

Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2006 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 10.

EXECUTIVE COMPENSATION

Mr. Walker and Mr. Jacobson were paid $65,500 and $15,500, respectively, in 2006 for services provided to us as independent consultants. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2006. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future.

The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2006, to each of its most highly compensated executive officers of the Company.

Summary Compensation Table

Name And Principal Position	Fiscal year Ended Feb. 28	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compensation

James P. Walker, Jr.: President, Secretary, Director	2006 2005 2004	$0 $0 $0	-- -- --	-- -- --	-- -- --	-- -- --	$65,000 (1) $60,000 (1) $60,000 (1)

Michael Jacobson: Vice President, Chairman	2006 2005 2004	$0 $0 $0	-- -- --	-- -- --	-- -- --	-- -- --	$15,500 (1) $13,500 (1) $13,500 (1)

(1) Payment for services provided to the Company as independent contractors.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2006.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation
James P. Walker, Jr.	--	--	--	--	--	--	$65,000 (1)

Michael Jacobson	--	--	--	--	--	--	$15,500 (1)

Ronald D. Gardner	--	--	--	--	--	--	--

(1) This total does reflects the amounts paid to directors who provided independent contractor services to the Company..  See the Executive Compensation table above.  No Directors were paid for their services as directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Walker, our President, Secretary and a director, and Michael Jacobson, our Vice President and Chairman of the Board of Directors, have devoted their full time and attention to the BidGive business over the last four years.  They have also paid certain necessary expenses on our behalf, which payments were treated as capital contributions or reimbursable expenses.  The expenses paid by Mr. Walker are estimated to be approximately $4,500, and the expenses paid by Mr. Jacobson are estimated to be approximately $5,100.  Further, in 2004 members of management contributed funds for operational expenses to BidGive International as short term loans and convertible debt, as follows: James Walker, $20,650, Michael Jacobson, $1,590, Thomas Richardson, $10,000, Ronald Gardner, $1,250. In 2005, James Walker contributed another $39,000 in funds for operational expenses to BidGive as short term loans and convertible debt. In 2006, James Walker also contributed another $9,000 in funds for operational expenses to BidGive as short term loans. At present, we have not entered into employment agreements with either Mr. Walker or Mr. Jacobson; however, we anticipate entering into such agreements with Mr. Walker and Mr. Jacobson in the future. Mr. Walker and Mr. Jacobson were paid $65,500 and $15,500, respectively, in 2006 for services provided to us as independent consultants. Other than as described in the preceding sentences, no officer or employee has received or accrued any compensation through December 31, 2006.  When BidGive Group, LLC was formed to purchase certain select assets (the discount certificate concept) from BidGive, Inc., membership interests in BidGive Group, LLC were dividended to all BidGive, Inc. stockholders as part of the purchase price for such assets. Accordingly, on October 2, 2003, 800,000 membership interest units of

BidGive Group, LLC were issued to each of Mr. Walker and Mr. Jacobson as a dividend on the shares of BidGive, Inc. common stock held by each of them.  On December 4, 2003, the date of the merger of BidGive Group, LLC into the Merger Sub, Mr. Walker and Mr. Jacobson were each issued 1,470,625 shares of the our common stock in exchange for each individual’s 800,000 membership interest units in BidGive Group, LLC based on a formula applied equally to all BidGive Group, LLC members in such merger.

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

The Company has issued convertible notes to officers and majority shareholders in order to obtain funding for operations. The notes total $63,390 at December 31, 2006 and have accrued interest totaling $5,923.  One note with a balance totaling $1,000 was repaid during 2006.

The Company has paid contractor fees to the Company’s president totaling $65,500 during the past two years in lieu of officer’s salaries.

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

32.1

Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2

Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18

U.S.C. Section 1350.*

__________

(*) Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) The aggregate fees billed by Child, Sullivan and Company N/K/A Child, VanWagoner and Bradshaw, PLLC for audit of the Company's annual financial statements were $7,000 for the fiscal year ended December 31, 2006, and $6,500 for the fiscal year ended December 31, 2005. The aggregate fees billed by Child, VanWagoner and Bradshaw, PLLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $6,300 during the period ended December 31, 2006 and $3,200 during the period ended December 31, 2005.

(2) Child, VanWagoner and Bradshaw, PLLC billed the Company $5,400 and $1,600, respectively, for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2006 and December 31, 2005.

Tax Fees

(3) The aggregate fees billed by Child, VanWagoner and Bradshaw, PLLC for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2006 and $0 for the fiscal year ended 2005.

All Other Fees

(4) Child, VanWagoner and Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: April 17, 2007

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer

Dated: April 17, 2007