Form 10KSB/A
period 2006-12-31
BIDGIVE INTERNATIONAL INC
filed 2007-04-18
CIK 1111473

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

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

19

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

21

ITEM 7.

FINANCIAL STATEMENTS

30

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  48

ITEM 8A.

CONTROLS AND PROCEDURES

48

ITEM 8B.

OTHER INFORMATION

48

PART III

48

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  48

ITEM 10.

EXECUTIVE COMPENSATION

51

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  53

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

54

ITEM 13.

EXHIBITS

56

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

58

SIGNATURES

59

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

Editorial and design/layout services for the Magazine are handled by Brady & Paul Communications Inc., with printing and distribution services handled by Quebecor World.  MPublishing’s agreement with Brady & Paul requires it to pay to Brady & Paul $10,000 per issue, plus monthly expenses, for assistance with the production of the magazine, with an estimated five issues per year; however, this issue payment is deferred and accrued until such time as MPublishing has received sufficient revenues to make these payments.  Monthly expenses exceeding $500 must be preapproved by MPublishing.  We have paid Brady & Paul a total of $8,625 as earnest money (a payment of $7,500 and a payment of $1,125).  We also have agreed to pay Brady and Paul five percent (5%) of gross revenues derived from magazine operations in 2006 and seven and one-half percent (7.5%) in 2007.  We have paid Brady & Paul $5,000 as of the end of 2006 as their share of gross revenues. Brady & Paul will provide editing, design, and art direction, as well as assistance with the implementation of a publishing program.  Subscription and database software are utilized by MPublishing to maintain operations.  Brady & Paul may terminate the agreement with 90 days notice.  MPublishing may terminate the agreement upon 14 days notice for failure to render timely professional advice and assistance or for malfeasance.  Brady and Paul has the right to cure the failings within the 14-day notice period.  If MPublishing terminates the agreement, it must pay Brady & Paul a discontinuation fee of $10,000 per month for the duration of the initial contract term as compensation for Brady & Paul’s efforts in creation of the Magazine.

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

The fourth area of marketing is expected to involve the bulk sale of certificates and debit cards by us, by the independent schools, or an independent contractor sales force to companies that may use them as employee or customer gifts, or to reduce their cost of entertaining or purchasing.

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

As more fully discussed in the footnotes to the Financial Statements, the Balance Sheet line items “Accounts Payable” and “Accrued Expenses” increased from $132,368 (combined) for the year ending December 2005 to $201,097 (combined) for the year ending December 2006 due to obligations incurred from increased operations including magazine subscription sales and  interest expense on the convertible debt as fully discussed above.  The line item “Convertible Debt” increased from $124,140 for the year ending December 2005 to $125,640 for the year ending December 2006 as a result of our issuance of one additional convertible note during 2006, the proceeds of which was used to fund operations.  We intend to allocate a portion of the proceeds from our pending public stock offering to pay off this convertible debt.

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

33

CONSOLIDATED BALANCE SHEET

35

CONSOLIDATED STATEMENTS OF OPERATIONS

36

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

37

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

37

CONSOLIDATED STATEMENTS OF CASH FLOWS

38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BidGive International, Inc

Dallas, Texas

We have audited the accompanying consolidated balance sheet of BidGive International, Inc. (the Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 11, 2007

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

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