Form 10QSB
period 2007-03-31
BIDGIVE INTERNATIONAL INC
filed 2007-05-21
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: MARCH 31, 2007

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

(972) 943-4185
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares outstanding of the registrant's common stock on March 31, 2007: 6,357,582

Transitional Small Business Disclosure Format (check one):  Yes_ _No_X__

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$ 14,915	$ 5,179
Prepaid expenses Other current assets	- 4,000	- 4,000

TOTAL CURRENT ASSETS	18,915	9,179

TOTAL ASSETS	$ 18,915	$ 9,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities Unearned revenues Accrued interest Loans from shareholders Short term convertible debt Accrued liability -	$ 164,470 38,000 15,392 18,500 64,900 65,420	$ 201,097 56,000 24,665 9,000 125,640 55,420
LOC – Chase Bank	23,801
TOTAL CURRENT LIABILITIES	390,483	421,822

TOTAL LIABILITIES	390,482	421,822

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,275,892
shares issued and outstanding, respectively	6,325	6,276
Additional paid-in capital	102,799	30,335
Accumulated Deficit	(521,192)	(489,754)

TOTAL STOCKHOLDERS’ DEFICIT	(371,568)	(453,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 18,915	$ 9,179

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006

REVENUES

Sales	$ 75,791	63,917

COST OF GOODS SOLD	28,395	0
GROSS PROFIT	47,396

EXPENSES
Selling, general, and administrative expenses	73,334	95,071
OTHER INCOME (EXPENSES) Interest Expense	(2,500)	(2,500)
NET INCOME (LOSS) BEFORE TAXES	(28,438)	(33,654)

Other expense	(3,000)	-

TOTAL INCOME (LOSS)	$ (31,438)	$ (33,654)

Income (Loss) per common share	$ 0.00	$ (0.00)

Weighted average common shares outstanding	6,332,937	6,308,292

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006

OPERATING ACTIVITIES

Net Income (Loss)	$ (31,438)	$ (33,654)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets
Accrued interest	2,500
Accrued Liabilities - Royalties	60,000
Accounts Payable	(36,627)
Accounts receivable Prepaid expenses Inventory	-	- 7,500
Accounts payable and accrued liabilities Unearned revenue	(18,000)	12,812 12,139

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(23,656)	(1,203)

FINANCING ACTIVITIES
LOC – Chase Bank	23,801
Issuance of convertible debt		2,500
Convertible Debt	72,513
Convertible Debt	(72,513)
Repayment of convertible debt	-
Loans from shareholders	9,500	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	33,301	2,500

INCREASE (DECREASE) IN CASH	9,736	1,297

Cash at beginning of period	5,179	12,589

CASH AT END OF PERIOD	$ 14,915	$ 13,886

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2006 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The consolidated financial statements presented are those as of March 31, 2007 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

MARCH 31, 2007

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

During the years ended December 31, 2004 and 2005, and period ended March 31, 2006, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling  $15,392 at March 31, 2007 has been accrued on the notes. Notes coming due prior to March 31, 2006 have been extended between three and six months and accordingly, all notes have been classified as short-term. Six convertible noteholders elected to convert eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest when the notes became due during the first quarter period ending March 31, 2007, resulting in issuance of 49,290 shares of the company’s restricted common stock.  During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

MARCH 31, 2007

for interest, if any. Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

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

Our consolidated revenues were $75,791 for the three months ended March 31, 2007 (unaudited).  We derive our revenues from the sale of discount retail, dining and travel certificates and discount local and long distance services as well as magazine subscription sales.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues.  Our revenues increased to $75,791 during the three months ended March 31, 2007 from $63.917 during the three months ended March 31, 2006.  The increase in revenue from 2006 was due to sales activity with the Company’s business operations, including crediting of unearned revenues.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased $19,238 or 35% to $75,833 during the three months ended March 31, 2007 from $95,071 during the three months ended March 31, 2006.  The decrease was primarily due to more efficient sales activity and business operations, including lower production costs associated with the production of the magazine.

Net income/loss.  The net loss was $31,438 during the three months ended March 31, 2007 compared to a net loss of $33,654 during the three months ended March 31, 2006. The loss was primarily due to reduced sales activity with the Company’s business operations.

Accounts Payable and Accrued Expenses. Our accounts payable and accrued expenses increased $36,627 or 21% to $164,470 at March 31, 2007 compared to $201,097 at December 31, 2006. The increase consisted primarily of professional fees to attorneys and accountants/auditors. The Company intends to settle these liabilities with proceeds from its proposed public offering.  In addition, accrued interest on convertible debentures and obligations arising from the production and publication of the magazine “M”, have increased the total accounts payable and accrued expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2007, the Company’s consolidated balance sheet reflects current and total assets of $18,915 in comparison to $9,179 for December 31, 2006, and current liabilities of $390,483 in comparison to $421,823 for December 31, 2006.  The reduction in current liabilities is partially due to the payoff and conversion to stock in the first quarter of 2007 of numerous outstanding convertible notes.

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

Plan of Operations

Our plan of operations for the period ending March 31, 2007, is to continue to focus our initial marketing efforts on the independent school market with our Rewards Program and to expand operations to include other clients and other ventures and programs, including an aggregated purchasing program and a merchant services credit card processing program, as desired by new not-for-profit clients.  We will also continue to seek to expand operations in existing geographic markets and to seek to open additional markets for our Rewards Program primarily through joint venture partners and independent sales contractors.

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

Events Subsequent to March 31, 2007

None.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2007, the Company had no off balance sheet arrangements.

Item 3.  Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities and Company Purchases of Equity Securities

Six convertible noteholders elected to convert eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts (plus accrued interest) when the notes became due during the first quarter period ending March 31, 2007, resulting in the issuance of 49,290 restricted shares of the Company’s common stock, to be issued as follows:

Note #	Prin. Amt. ($)	Interest Amt. ($)	Conversion Price ($)	# of Shares Issued	Date Converted
1	2,500	412.50	1.25	2,330	2/19/2007
2	4,500	742.50	1.25	4,194	2/28/2007
3	6,250	1,718.75	1.25	6,375	3/1/2007
4	4,990	749.50	1.25	4,592	1/1/2007
6	10,000	2,500.00	1.25	10,000	3/30/2007
18	15,000	3,150.00	1.75	10,371	3/9/2007
23	15,000	2,250.00	1.75	9,857	2/8/2007
24	2,500	250.00	1.75	1,571	3/21/2007
TOTALS	$60,740	$11,773.25		49,290

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

21.1

Subsidiaries of BidGive International.

31.1

Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to Rule 13a-14(a)/15d-

14(a).*

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

Dated:  May 21, 2007

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  May 21, 2007

 By: /s/ Rebecca Richardson-Blanchard

               Interim Chief Financial Officer