Form 10QSB/A
period 2007-03-31
BIDGIVE INTERNATIONAL INC
filed 2007-08-20
CIK 1111473

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

Transitional Small Business Disclosure Format (check one):  Yes_ _No X

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended March 31, 2007, to re-categorize and clarify various presentation items and the Statement of Cash Flows for items that could not be timely entered on the original Form 10-QSB.

Any items included in the original report on Form 10-QSB for the period ended March 31, 2007, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$ 14,915	$ 5,179
Other current assets	4,000	4,000

TOTAL CURRENT ASSETS	18,915	9,179

TOTAL ASSETS	$ 18,915	$ 9,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities Unearned revenues Accrued interest Loans from shareholders Short term convertible debt LOC – Chase Bank	$ 229,890 38,000 15,392 18,500 64,900 23,801	$ 206,517 56,000 24,665 9,000 125,640 --

TOTAL CURRENT LIABILITIES	390,483	421,822

TOTAL LIABILITIES	390,483	421,822

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6, 325,182 and 6,275,892
shares issued and outstanding, respectively	6,325	6,276
Additional paid-in capital	102,799	30,335
Accumulated Deficit	(521,192)	(489,754)

TOTAL STOCKHOLDERS’ DEFICIT	(371,568)	(453,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 18,915	$ 9,179

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006

REVENUES

Sales	$ 75,791	$ 63,917

COST OF GOODS SOLD	28,395	--

GROSS PROFIT	47,396	63,917

EXPENSES
Selling, general, and administrative expenses	76,334	95,071
OTHER INCOME (EXPENSES) Interest Expense	2,500	2,500
NET INCOME (LOSS) BEFORE TAXES	(31,438)	(33,654)

Income Taxes	--	--

NET INCOME (LOSS)	$ (31,438)	$ (33,654)

Income (Loss) per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	6,324,596	6,308,292

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006

OPERATING ACTIVITIES

Net Income (Loss)	$ (31,438)	$ (33,654)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets
Accrued interest	2,500	-
Accounts payable and accrued liabilities	26,627	12,812
Prepaid expenses	-	7,500
Unearned revenue	(18,000)	12,139

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(23,656)	(1,203)

FINANCING ACTIVITIES
LOC – Chase Bank	23,801	-
Issuance of convertible debt	-	2,500
Loans from shareholders	9,500	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	33,301	2,500

INCREASE (DECREASE) IN CASH	9,736	1,297

Cash at beginning of period	5,179	12,589

CASH AT END OF PERIOD	$ 14,915	$ 13,886

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

During the years ended December 31, 2006 the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling $15,392 at March 31, 2007 has been accrued on the notes. Notes coming due prior to March 31, 2007 have been extended between three and six months and accordingly, all notes have been classified as short-term. Six convertible noteholders elected to convert eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest when the notes became due during the first quarter period ending March 31, 2007, resulting in issuance of 49,290 shares of the company’s restricted common stock.  During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any.  Accordingly, the issuance

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

MARCH 31, 2007

of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

NOTE 3

REVENUE RECOGNITION

The Company recognizes revenues when it receives funds from venders, usually via credit card transactions, as payment for advertising via discount certificates and loading funds into debit cards.  The Company also receives some cash payments from vendors in payment for the advertising and marketing it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable.  The Company also receives revenue from the sale of subscriptions to its magazine.  Subscription payments received as payment for an annual magazine subscription in advance are recorded as deferred revenue and subsequently recorded as revenue over the subscription period ratably.  Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services.

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

Background

BidGive International, Inc. (“we” or the “Company”) was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. On April 12, 2004, Rolfe Enterprises, Inc. was merged (the “Reincorporation Merger”) with and into the Company, a Delaware corporation and prior to such date was a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the Company surviving the Reincorporation Merger. The purpose of the Reincorporation Merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues.  Our revenues increased to $75,791 during the three months ended March 31, 2007 from $63.917 during the three months ended March 31, 2006.  The increase in revenue from 2006 was due to sales activity with the Company’s business operations, including revenues earned during the period resulting from prepaid subscriptions.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased $18,737 or 35% to $76,334 during the three months ended March 31, 2007 from $95,071 during the three months ended March 31, 2006.  The decrease was primarily due to more efficient sales activity and business operations, including lower production costs associated with the production of the magazine.

Net income/loss.  The net loss was $31,438 during the three months ended March 31, 2007 compared to a net loss of $33,654 during the three months ended March 31, 2006. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for expanding operations.

Accounts Payable and Accrued Liabilities. Our accounts payable and accrued liabilities increased $23,373 or 11% to $229,890 at March 31, 2007 compared to $206,517 at December 31, 2006. The increase consisted primarily of royalties and revenue sharing accruals, and professional fees to attorneys and accountants/auditors.

Liquidity and Capital Resources

For the three months ended March 31, 2007, the Company’s consolidated balance sheet reflects current and total assets of $18,915 in comparison to $9,179 for December 31, 2006, and current liabilities of $390,483 in comparison to $421,822 for December 31, 2006.  The reduction in current liabilities is partially due to the payoff and conversion to stock in the first quarter of 2007 of numerous outstanding convertible notes.

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

Dated:  August 20, 2007

 By: /s/ James P. Walker, Jr., President and

  Chief Executive Officer

Dated:  August 20, 2007

 By: /s/ Rebecca Richardson-Blanchard

                                     Interim Chief Financial Officer