Form 10QSB
period 2007-06-30
BIDGIVE INTERNATIONAL INC
filed 2007-08-22
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: June 30, 2007

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

The number of shares outstanding of the registrant's common stock on June 30, 2007: 6,382,682

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (unaudited)	December 31, 2006

ASSETS
CURRENT ASSETS Cash	$14,096	$ 5,179
Other current assets	--	4,000
Accounts receivable	21,208	--

TOTAL CURRENT ASSETS	35,304	9,179

TOTAL ASSETS	$35,304	$ 9,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities Unearned revenues Accrued interest Loans from shareholders Short term convertible debt LOC – Chase Bank Loans payable	$150,531 -- 15,392 30,500 64,900 23,801 15,000	$206,517 56,000 24,665 9,000 125,640 -- --

TOTAL CURRENT LIABILITIES	300,124	421,822

TOTAL LIABILITIES	300,124	421,822

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,382,682 and 6,275,892
shares issued and outstanding, respectively	6,383	6,276
Additional paid-in capital	182,741	30,335
Accumulated Deficit	(494,444)	(489,754)

TOTAL STOCKHOLDERS’ DEFICIT	(264,820)	(453,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,304	$ 9,179

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months Ended June 30,		For the six months Ended June 30,
	2007	2006	2007	2006

REVENUES

Sales/Services	$ 34,482	$ 25,658	$ 46,733	$ 57,141

COST OF SALES
Cost of sales	--	--	--	--

Gross Profit	34,482	25,658	46,733	57,141

EXPENSES
Selling, general, and administrative expenses	36,200	23,355	79,452	46,656
Interest expense	801	2,500	3,301	5,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(2,519)	(197)	(36,020)	5,485

Income tax expense	-	-	-	-

TOTAL INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,519)	(197)	(36,020)	5,485

Gain on sale of discontinued operations	33,990	--	33,990	--
Loss on discontinued operations	(4,723)	(30,762)	(2,660)	(70,098)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	29,267	(30,762)	31,330	(70,098)

TOTAL INCOME (LOSS)	$ 26,748	$ (30,959)	$ (4,690)	$ (64,613)

Gain/(loss) per common share – continuing operations	$ 0.00	$ (0.00)	$ (0.01)	$ 0.00
Gain/(loss) per common share – discontinued operations	$ 0.00	$ (0.00)	$ 0.00	$ (0.01)
Gain/(loss) per common share	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)
Weighed average common shares outstanding	6,347,929	6,308,292	6,312,110	6,308,292

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006

OPERATING ACTIVITIES

Net Income (Loss)	$ (4,690)	$ (64,613)
Adjustments to reconcile net loss
to cash used by operating activities:
Loss on discontinued operations	2,660	70,098
Changes in operating liabilities and assets
Accounts receivable Inventory Prepaid expenses Accrued interest	(21,208) 4,000 -- (9,273)	(4,820) (7,980) 7,500 --
Accounts payable and accrued liabilities Unearned revenue	17,777 (38,000)	65,130 12,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(48,734)	77,315

INVESTING ACTIVITIES
Proceeds on sale of discontinued operations	10	--
Loss on discontinued operations	(2,660)	(70,098)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(2,650)	(70,098)

FINANCING ACTIVITIES
LOC – Chase Bank	23,801	--
Loans from shareholders	21,500	--
Loan Payable	15,000	--
Issuance of short term convertible debt	--	1,500

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	60,301	1,500

INCREASE (DECREASE) IN CASH	8,917	8,717

Cash at beginning of period	5,179	12,589

CASH AT END OF PERIOD	$ 14,096	$ 21,306

Supplemental Information:
Non-cash investing and financing activities:
Stock issued for payment of accrued liabilities	$ 80,000	$ --
Stock issued for convertible debt and accrued interest	$ 72,513	$ --

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2007

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

Nature of Business

The consolidated financial statements presented are those as of June 30, 2007 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owned a 100% interest until May 25, 2007, wherein BidGive transferred certain assets and liabilities of the magazine publishing operations of MPublishing to a third-party purchaser, Creede Media, LLC. Principal operations as a project and program developer and manager, initially including e-commerce marketing operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company has also begun expanding operations to include aggregated discount purchasing programs, development of a user-generated video website, development of a Wellness Center in Toronto, Canada, and development of programs with the United Nations. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

During 2005, and the first quarter of 2006, the Company provided consulting services to the American Montessori Society (“AMS”), a non-profit accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming 100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public, and launching a new magazine devoted to Montessori teachings.   The magazine “M: The Magazine for Montessori Families” was owned, operated and published by MPublishing, LLC (a private entity formed in October 2005 owned 100% by BidGive) until May 25, 2007, at which time select assets and liabilities were purchased by and transferred to Creede Media, LLC, a third-party purchaser.  The Company had entered into an agreement with AMS to pay AMS royalties of 20% of net profits from magazine sales and any other associated products; Creede Media has assumed this agreement and responsibility with AMS. The financial statements for MPublishing have been consolidated and included herein with the BidGive financial statements.  All intercompany accounts have been eliminated in consolidation.

As we wind down our management of the 100th Anniversary (2007) Montessori Initiative and the discount rewards card program, we are designing, developing and launching new programs and projects, including (1) aggregated purchasing programs wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a merchant services program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) our Wellness Center and Chinese Tea Room in Toronto, Canada; (4) the DotCom Film Festival; and (5) various programs with the United Nations

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

JUNE 30, 2007

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

On October 4, 2005, MPublishing, LLC (“MPub”) a Texas limited liability company was formed by BidGive and the American Montessori Society (“AMS”) for the purpose of publishing the magazine “M”, a publication for Montessori families, and operating the associated website (www.Mthemagazine.com ) wherein a co-branded form of the Company’s Rewards Program would be included.  The parties originally discussed MPub being owned 80% by the Company and 20% by AMS. On May 22, 2006, the ownership structure of MPub was finalized to allow AMS, as a non-profit entity, to avoid potential tax and liability issues related to holding an ownership interest in a for-profit entity. As a result, MPub became 100% owned by the Company, and AMS is entitled to receive a 20% net profit royalty interest in the operation of MPub and the magazine.  The Company used MPub as one vehicle and process to market BidGive’s Reward Program to the public through the independent and private school market.

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

JUNE 30, 2007

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

During the year ended December 31, 2006, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling $15,392 at June 30, 2007 has been accrued on the notes. Notes coming due prior to June 30, 2007 have been extended between three and six months and accordingly, all notes have been classified as short-term. Six convertible noteholders elected to convert eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest when the notes became due during the first quarter period ending March 31, 2007, resulting in issuance of 49,290 shares of the company’s restricted common stock.  During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any. Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

NOTE 3

REVENUE RECOGNITION

The Company recognizes revenues when it receives funds from vendors and clients, usually via credit card transactions, as payment for advertising via discount certificates and loading fund into debit cards.  The Company also receives some cash payments from vendors in payment for the advertising and marketing it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable.  The Company has also received revenue from the sale of subscriptions to its magazine, prior to the sale of the magazine operations to Creede Media.  Subscription payments received as payment for an annual magazine subscription in advance were recorded as deferred or “unearned” revenue and subsequently recorded as revenue over the subscription period ratably.  As part of the sale of the magazine operations on May 25, 2007, Creede Media agreed to assume all liabilities for future magazine subscription fulfillment; and as such deferred or “unearned” revenue has been included in the ultimate sale price of MPublishing totaling $38,000 resulting in the recognition of gain on the sale of discontinued operations of $33,990.

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

During 2005, the Company formed MPublishing, LLC, for the purpose (among other things) of producing and publishing the magazine “M”.  The magazine was used to provide another medium to promote the Montessori Initiative and BidGive’s proprietary rewards program component.

Our consolidated revenues were $139,662 for the six months ended June 30, 2007 (unaudited).  During this period, we derived much of our revenues from magazine subscriptions and materials sales, as well as marketing consulting services.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues.  Our consolidated revenues (including revenues from discontinued operations) increased to $139,662 during the six months ended June 30, 2007 from $133,683 during the six months ended June 30, 2006.  The slight increase in revenue from 2006 was due to continuing magazine subscriptions (prior to the sale of MPublishing) and bulk materials sales, and marketing consulting services.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses (including discontinued operations) decreased $27,023 to $122,275 during the six months ended June 30, 2007 from $149,298 during the six months ended June 30, 2006.  The decrease was primarily due to lower costs associated with operations including the sale of the magazine operations to Creede Media, lower independent contractor fees, and re-alignment of the Company’s business operations, including the design and development of new projects and programs.

Net loss.  The net loss was $4,690 during the six months ended June 30, 2007 compared to a net loss of $64,613 during the six months ended June 30, 2006. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for expanding operations and the gain on the sale of discontinued operations for MPublishing for $33,990.

Accounts Payable and Accrued Liabilities (including accrued interest). Our accounts payable and accrued liabilities (including accrued interest) decreased $31,575 to $165,923 at June 30, 2007 from $197,498 as of June 30, 2006. These items increased by $48,425 because of royalties and revenue sharing accruals, professional fees, primarily to attorneys and accountants/auditors but was reduced by conversion of existing debt to common stock of $80,000. The Company intends to settle these liabilities with proceeds from its proposed public offering.

The company continued to fund its net losses with other short-term financing with Lines of Credit of $23,801 at June 30, 2007, and other short-term loans (non-convertible) owed to related parties totaling $45,500 at June 30, 2007

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues.  Our consolidated revenues decreased to $63,871 during the three months ended June 30, 2007 from $69,767 during the three months ended June 30, 2006.  The slight decrease in revenue from 2006 was due to lower magazine subscription sales, the sale of the magazine operations, and re-alignment of the Company’s business operations, including the design and development of new projects and programs.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses decreased $8,285 to $45,942 during the three months ended June 30, 2007 from $54,227 during the three months ended June 30, 2006.  The decrease was primarily due to lower costs associated with operations including the sale of the magazine operations to Creede Media, lower independent contractor fees, and re-alignment of the Company’s business operations, including the design and development of new projects and programs.

Net income/ (loss).  The consolidated net income was $26,748 during the three months ended June 30, 2007 compared to a net loss of $30,959 during the three months ended June 30, 2006. The gain was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for expanding operations and the gain on the sale of discontinued operations for MPublishing for $33,990.

Liquidity and Capital Resources

For the six months ended June 30, 2007, the Company’s consolidated balance sheet reflects current and total assets of $35,304 in comparison to $9,179 for December 31, 2006, and current liabilities of $300,124 in comparison to $421,822 for December 31, 2006.

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

Plan of Operations

After eighteen months of marketing to the independent school market beginning with the Montessori school community with limited results, and with the selling of the “M” magazine business operations, our plan of Company operations for the period ending June 30, 2007, is to re-align and re-focus our marketing efforts on national non-profits that are proving more receptive to our programs and projects.

Independent School Market

The independent school marketing program, launched in October 2005, is being re-focused from establishing a reward card program targeting each school’s parents, to enrolling such schools in the Company’s new Aggregated Purchasing Program, as more fully discussed below.

Discount Certificate Program

The discount certificate program is being discontinued in the short term as the Company focuses its resources on its more viable and fully operational programs.

Aggregated Purchasing Program

Under this program, merchants that wish to support various national not-for-profit organizations may enroll through BidGive to purchase various goods and services at substantial discounts. These goods and services providers agree to provide discounts to the program enrollees and to share a portion of the revenues generated with the Company, which will then distribute to the participating not-for-profit parties, including commissions to the organizations that helped the Company bring the program to fruition.

Merchant Services Program

Under this program, merchants that wish to support various national not-for-profits may enroll through BidGive for a merchant account, and process all their credit and debit card transactions through BidGive’s merchant vendor partners. These vendor partners, in turn, agree to provide lower cost processing to the merchants and to share the net revenue fees generated with each transaction with the Company, which will then distribute to the participating NFP parties, including commissions to the organizations that helped the Company bring the program to fruition.

Shaolin/Kingbridge Wellness Center and Chinese Tea Room Project

The Company has contracted with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  A four star corporate retreat near Toronto, the Kingbridge Centre, is in negotiations with the Company to market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre” beginning Winter 2007. Working with the Shaolin, the Company plans to design the program and facility to meet the needs and desires of the business person.

DotCom Film Festival Project

The Company and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for August 2007.

United Nations Programs

Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural UN International MDG Awards program and ceremony (envisioned as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility in association with the UN’s Public-Private Alliance Foundation to manage the entire MDG Awards Program and oversee the televised ceremony production contractors.  In consideration for which BidGive is to receive a management fee, as well as twenty-five percent of all net revenues.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community, keeping a portion of the proceeds raised as our fee

To date, we have used funds provided by management and by private investors to pay for operations.  We intend to allocate a portion of our pending public stock offering to hire additional employees in the areas of marketing and operations.  The number of additional employees we hire and the number of additional markets in which we are able to begin operations will depend on the amount of money we are able to raise in this offering.

Events Subsequent to June 30, 2007

None.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2007, the Company had no off balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated:  August 22, 2007

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  August 22, 2007

 By: /s/ Rebecca Richardson-Blanchard

                Interim Chief Financial Officer