Form 10QSB
period 2007-09-30
BIDGIVE INTERNATIONAL INC
filed 2007-11-19
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: September 30, 2007

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

The number of shares outstanding of the registrant's common stock on November 1, 2007: 6,415,082

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$ 1,850	$ 5,179
Accounts receivable	2,075	-
Other current assets	-	4,000

TOTAL CURRENT ASSETS	3,925	9,179

TOTAL ASSETS	$ 3,925	$ 9,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 161,554	$ 206,517
Unearned revenue	-	56,000
Accrued interest	15,392	24,665
Loans from shareholders	39,500	9,000
Short term convertible debt	64,900	125,640
Lines of credit	29,801	-
Loan payable	15,000	-

TOTAL LIABILITIES	326,147	421,822

Common stock subject to rescission rights; $0.001 par value, 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value, 20,000,000 shares authorized, 6,382,682 and 6,275,892 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	6,383	6,276
Additional paid-in capital	182,742	30,335
Accumulated Deficit	(551,847)	(489,754)

TOTAL STOCKHOLDERS’ DEFICIT	(362,722)	(453,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 3,925	$ 9,179

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months Ended September 30,
	2007	2006	2007	2006

REVENUES

Sales/Services, net	$ 811	$ 28,631	$ 47,544	$ 85,772

EXPENSES
Selling, general and administrative expenses	44,621	26,468	124,072	76,720
Interest expense	528	-	3,830	5,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(44,338)	2,163	(80,358)	4,052

Income tax expense	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(44,338)	2,163	(80,358)	4,052

Gain on sale of discontinued operations	-	-	34,010	-
Net income (loss) from discontinued operations	(13,065)	14,099	(15,745)	(52,404)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(13,065)	14,099	18,265	(52,404)

NET INCOME (LOSS)	$ (57,403)	$ 16,262	$ (62,093)	$ (48,352)

Net income (loss) per common share – continuing operations	$ (0.0069)	$ 0.0003	$ (0.0126)	$ 0.0006
Net income (loss) per common share – discontinued operations	$ (0.0002)	$ 0.0022	$ 0.0028	$ (0.0083)
Net income (loss) per common share	$ (0.0089)	$ 0.0025	$ (0.0098)	$ (0.0077)
Weighed average common shares outstanding	6,415,082	6,308,292	6,374,079	6,308,292

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended Sept. 30, 2007	For the nine months ended Sept. 30, 2006

OPERATING ACTIVITIES

Net loss	$ (62,093)	$ (48,352)
Adjustments to reconcile net loss to cash used by operating activities:
Gain on sale of discontinued operations	(34,010)	-
Changes in operating liabilities and assets
Accounts receivable	(2,075)	(2,517)
Inventory	-	(7,980)
Prepaid expenses	-	7,500
Accounts payable and accrued liabilities	35,038	9,936
Accrued interest	2,500	17,072
Unearned revenue	(18,000)	30,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(78,640)	5,659

INVESTING ACTIVITIES
Proceeds on sale of discontinued operations	10	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	10	-

FINANCING ACTIVITIES
Proceeds from lines of credit	29,801	-
Loans from shareholder	30,500
Loan payable	15,000	-
Issuance of short term convertible debt	-	1,500

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	75,301	1,500

INCREASE (DECREASE) IN CASH	(3,329)	7,159

Cash at beginning of period	5,179	12,589

CASH AT END OF PERIOD	$ 1,850	$ 19,748

Supplemental Information:
Non-cash investing and financing activities:
Stock issued for payment of accrued liabilities	$ 80,000	$ --
Stock issued for convertible debt and accrued interest	$ 72,513	$ --

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

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

Nature of Business

The consolidated financial statements presented are those as of September 30, 2007 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owned a 100% interest until May 25, 2007, wherein BidGive transferred certain assets and liabilities of the magazine publishing operations of MPublishing to a third-party purchaser, Creede Media, LLC. Principal operations as a project and program developer and manager, initially including e-commerce marketing operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company has also begun expanding operations to include aggregated discount purchasing programs, development of a user-generated video website, development of a Wellness Center in Toronto, Canada, and development of programs with the United Nations. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

As we wind down our management of the 100th Anniversary (2007) Montessori Initiative and the discount rewards card program, we are designing, developing and launching new programs and projects, including (1) aggregated purchasing programs wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a merchant services program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) our Wellness Center and Chinese Tea Room in Toronto, Canada; (4) the DotCom Film Festival; and (5) various programs with the United Nations.

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

SEPTEMBER 30, 2007

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

SEPTEMBER 30, 2007

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

During the year ended December 31, 2006, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling $12,605 at September 30, 2007 has been accrued on the notes. Notes coming due prior to September 30, 2007 have been extended between three and six months and accordingly, all notes have been classified as short-term. Six convertible noteholders elected to convert eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest when the notes became due during the first quarter period ending March 31, 2007, resulting in issuance of 49,290 shares of the company’s restricted common stock.  During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any. Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

NOTE 3

 REVENUE RECOGNITION

The Company recognizes revenues when it receives funds from vendors and clients for payment of consulting and management services and as royalty commissions on sales through the Company’s aggregated affinity programs.  The Company also receives some cash payments from vendors in payment for the advertising and marketing it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable.  The Company has also received revenue from the sale of subscriptions to its magazine, prior to the sale of the magazine operations to Creede Media.  Subscription payments received as payment for an annual magazine subscription in advance were recorded as deferred or “unearned” revenue and subsequently recorded as revenue over the subscription period ratably.  As part of the sale of the magazine operations on May 25, 2007, Creede Media agreed to assume all liabilities for future magazine subscription fulfillment; and as such deferred or “unearned” revenue has been included in the ultimate sale price of MPublishing totaling $38,000 resulting in the recognition of gain on the sale of discontinued operations of $34,010.

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

On December 4, 2003, we acquired all of the business and assets of BidGive Group, LLC (“BidGive”) through the merger (the “Acquisition Merger”) of BidGive with and into a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the subsidiary as the surviving corporation. The assets which we acquired in the Acquisition Merger consist of a development stage discount certificate business, the related website, and related proprietary technology. We intend to use the assets we acquired in the Acquisition Merger to further develop operations of an e-commerce website through which we will offer and sell products and services as opportunities arise.

During 2005, the Company formed MPublishing, LLC, for the purpose (among other things) of producing and publishing the magazine “M”.  The magazine operations and select assets and liabilities were sold to Creede Media on May 25, 2007.

Our consolidated revenues were $50,992 for the nine months ended September 30, 2007 (unaudited), including discontinued operations.  During this period, we derived some of our revenues from magazine subscriptions and materials sales, as well as marketing consulting services and royalty commissions.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues.  Our consolidated revenues (including revenues from discontinued operations) decreased to $50,992 during the nine months ended September 30, 2007 from $114,600 during the nine months ended September 30, 2006.  The decrease in revenue from 2006 was due to discontinuing magazine operations and transitioning to and expanding our aggregated affinity marketing programs, and launching new ventures.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses (including discontinued operations) increased $47,352 to $124,072 during the nine months ended September 30, 2007 from $76,720 during the nine months ended September 30, 2006.  The increase was primarily due to costs associated with discontinued operations including the sale of the magazine operations to Creede Media, independent contractor fees, and re-alignment of the Company’s business operations, including the design and development of new projects and programs.

Net income/(loss).  The net loss was $62,093 during the nine months ended September 30, 2007 compared to a net loss of $48,352 during the nine months ended September 30, 2006. The loss was primarily due to selling, general and administrative expenses exceeding revenues as the Company continues to expend monies for expanding operations and the gain on the sale of discontinued operations for MPublishing for $34,010.

Accounts Payable and Accrued Liabilities (including accrued interest). Our accounts payable and accrued liabilities (including accrued interest) increased $17,500 to $176,946 at September 30, 2007 from $159,376 as of September 30, 2006. These items increased because of royalties, revenue sharing accruals and professional fees, primarily to attorneys and accountants/auditors, but were reduced by conversion of existing debt to common stock of $80,000. The Company intends to settle these liabilities with proceeds from its proposed public offering and operations.

The company continued to fund its net losses with other short-term financing with Lines of Credit of $29,801 at September 30, 2007, and other short-term loans (non-convertible) owed to related parties totaling $54,500 at September 30, 2007.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues.  Our consolidated revenues (including revenues from discontinued operations) decreased to $2,886 during the three months ended September 30, 2007 from $28,631 during the three months ended September 30, 2006.  The decrease in revenue from 2006 was due to the sale and discontinuation of the magazine operations, and re-alignment of the Company’s business operations, including the design and development of new projects and programs.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses (including discontinued operations) increased $18,153 to $44,621 during the three months ended September 30, 2007 from $26,468 during the three months ended September 30, 2006.  The increase was primarily due to costs associated with discontinued operations including the sale of the magazine operations to Creede Media, independent contractor fees, and re-alignment of the Company’s business operations, including the design and development of new projects and programs.

Net income/(loss).  The consolidated net loss was $57,403 during the three months ended September 30, 2007 compared to a net income of $16,262 during the three months ended September 30, 2006. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for expanding operations and the gain on the sale of discontinued operations for MPublishing for $34,010.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, the Company’s consolidated balance sheet reflects current and total assets of $3,925 in comparison to $9,179 for December 31, 2006, and current liabilities of $326,147 in comparison to $421,822 for December 31, 2006.

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

Plan of Operations

After twenty-one months of marketing to the independent school market beginning with the Montessori school community with limited results, and with the selling of the “M” magazine business operations, our plan of Company operations for the period ending September 30, 2007, is to re-align and re-focus our marketing efforts on national non-profits that are proving more receptive to our programs and projects.

Independent School Market

The independent school marketing program, launched in October 2005, is being re-focused from establishing a reward card program targeting each school’s parents, to enrolling such schools in the Company’s new Aggregated Purchasing Program, as more fully discussed below.

Discount Certificate Program

The discount certificate affinity reward program is being discontinued in the short term as the Company focuses its resources on its more viable and fully operational programs.

Aggregated Purchasing Program

Under this affinity program, merchants that wish to support various national not-for-profit organizations may enroll through BidGive to purchase various goods and services at substantial discounts. These goods and services providers agree to provide discounts to the program enrollees and to share a portion of the revenues generated with the Company, which will then distribute to the participating not-for-profit parties, including commissions to the organizations that helped the Company bring the program to fruition.

Merchant Services Program

Under this affinity program, merchants that wish to support various national not-for-profits may enroll through BidGive for a merchant account, and process all their credit and debit card transactions through BidGive’s merchant vendor partners. These vendor partners, in turn, agree to provide lower cost processing to the merchants and to share the net revenue fees generated with each transaction with the Company, which will then distribute to the participating NFP parties, including commissions to the organizations that helped the Company bring the program to fruition.

Shaolin/Kingbridge Wellness Center and Chinese Tea Room Project

The Company has contracted with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  A four star corporate retreat near Toronto, the Kingbridge Centre, is in negotiations with the Company to market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre” beginning January 2008. Working with the Shaolin, the Company plans to design the program and facility to meet the needs and desires of the business person.

DotCom Film Festival Project

The Company and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for November 2007.

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

Events Subsequent to September 30, 2007

None.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2007, the Company had no off balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated:  November 16, 2007

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  November 16, 2007

 By: /s/ Rebecca Richardson-Blanchard

                Interim Chief Financial Officer