Form 10KSB
period 2007-12-31
BIDGIVE INTERNATIONAL INC
filed 2008-04-15
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________

FORM 10-KSB

{ X } ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007

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

State Issuer's revenues for most recent fiscal year: $181,678.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.   $4,543,755 based on a price of $1.73 per share, being the average of the bid and asked price of the Company’s common stock as of March 18, 2008.

The number of shares outstanding of registrant's common stock, $.001 par value per share, as of March 31, 2008, was 6,903,357 shares.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

BIDGIVE INTERNATIONAL, INC.

2007 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

4

ITEM 1.DESCRIPTION OF BUSINESS

4

ITEM 2.DESCRIPTION OF PROPERTY

12

ITEM 3.LEGAL PROCEEDINGS

13

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

13

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  13

TEM 6.MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF PERATION

14

ITEM 7.FINANCIAL STATEMENTS

23

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  38

ITEM 8A.CONTROLS AND PROCEDURES

38

ITEM 8B.OTHER INFORMATION

39

PART III

39

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  39

ITEM 10.EXECUTIVE COMPENSATION

42

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  43

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

44

ITEM 13.EXHIBITS

46

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

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

Development of Business of BidGive Group, LLC

BidGive Group, LLC was a start-up transitional company that acquired certain assets from a developmental, non-operating company named BidGive, Inc. related to its discount certificate business. The assets acquired consisted of the discount certificate business operations under development, the “BidGive” name and slogans, and a non-operating website. BidGive Group, LLC expanded and refined the discount certificate business, adding an advertising and marketing element for certificate acquisition, an entire new program of retail shopping certificates, geographical expansion, toll-free number certificate purchasing and certificate validation, back-end data access for merchant certificate validation and not-for-profit contribution auditing, sales and marketing joint venture programs, and the filing of a provisional patent on the revised and enlarged business methods and processes.

Principal Products and Services

By the end of 2007, we wound down our management of the 100th Anniversary (2007) Montessori Initiative, including ownership and operation of the Montessori-focused magazine we designed and launched for the Montessori community in 2005 (the magazine and associated operations were sold to Creede Media, LLC in May of 2007), and discontinued the discount rewards card program in response to overwhelming competition and expansion in the market from established vendors and individual merchants. We spent much of 2007 designing, developing and launching new programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) our Shaolin Wellness Center and Chinese Tea Room at the Kingbridge Centre in Toronto, Canada; (4) the DotCom Film Festival; and (5) the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

The Aggregated Purchasing and the Merchant Services Programs are proprietary group purchasing affinity programs. Members and supporters of associations, schools, and charitable organizations, as well as merchants that wish to support the above and various national not-for-profit organizations may enroll through BidGive to participate in each Program.  In the Aggregated Purchasing Program (“APP”) participants agree to purchase various goods and services at substantial discounts from participating vendors. These goods and services providers, such as Office Depot and Lyreco, agree to provide discounts to the program enrollees and to share a portion of the revenues generated with BidGive, which will then distribute royalties to the participating association and not-for-profit parties, including commissions to the organizations that helped the Company bring the program to fruition. In the Merchant Services Program merchants that wish to support various schools, and not-for-profits may enroll through BidGive for a merchant account, and process all their credit and debit card transactions through BidGive’s merchant vendor partners. These vendor partners, such as Chase/Paymentech and EVO/GMS, in turn, agree to provide lower cost processing to the merchants and to share the net revenue fees generated with each transaction with BidGive, which will then distribute royalties to the participating parties, including commissions to organizations that helped the Company bring the program to fruition.

The Company is finalizing its contract with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada. A four star corporate retreat near Toronto, the Kingbridge Centre, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness

Centre” beginning April 2008. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for June 2008.

One of BidGive’s more ambitious projects is the development and operation of the UN Millennium Development Goals Awards Program (the “MDG Awards”). Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural UN MDG Awards program and international ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility in association with the UN’s Public-Private Alliance Foundation to manage the entire MDG Awards Program and oversee the international ceremony and broadcast production contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community. The MDG Awards Program (www.UN-MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding.

The common thread running through all of the Company’s programs and projects is the incorporation of BidGive’s patent-pending business model of sharing revenues generated with participating organizations and not-for-profits, which in turn assist to drive our marketing and to maintain customer and supplier loyalty. It is the merger of business and philanthropy where all parties “win”.  It is “good business by doing good” where all participants share in the operating proceeds and the goodwill generated, which process ties the participants to the programs and projects.

Description of Industries

BidGive’s various programs and business operations cross multiple industries. The Company believes it is this diversification that somewhat shields the Company from market downturns in any one industry or market segment.

The group purchasing affinity market, where our Aggregated Purchasing and Merchant Services programs operate, is rapidly evolving and growing. We expect moderate competition because barriers to entry are significant, including partnering and contracting with national and international suppliers, and with not-for-profit and other association entities that market BidGive’s products and services to their constituents.  Once these relationships are established it is difficult for competitors to interfere.

The Shaolin/Kingbridge project combines three separate and distinct markets, which joinder the Company believes will increase its competitiveness in each market. More importantly, the Company’s anticipated exclusive licensing right to the Shaolin name and brand should differentiate its offerings in each market and provide cross-branding opportunities, as well as be a significant barrier to direct competition. The corporate training market is mature and very fragmented, the wellness and holistic treatment market is in its infancy and poised for rapid growth, and on the heels of the “Starbucks phenomenon” the high-end tea market and the concept of tea shops is also in its infancy and prime for rapid growth. The Company’s association with an established and respected partner, the Kingbridge Centre, and access to their existing corporate clients should assist with obtaining a presence in both the corporate training and wellness center markets, and a ready base from which to launch the Shaolin Tea House concept.

The user-generated content video website market into which the Company’s DotCom Film Festival venture is launching is one of the new “hot” technology and internet fields, but it is also dominated by giants YouTube and others.  Competition will be fierce.  The Company plans to rely on the uniqueness of the associated DVD/Board Game and the idea of operating an online film festival for user-generated videos whereby the viewers vote for the best videos, which then receive a “Dottie” Award, and all content generators are provided the potential to make money off their submissions, as defining elements that allow the DCFF to stand out in the market. Such a unique site is anticipated to draw advertisers desiring to reach a prime demographic.

The awards show market can not be said to be competitive, as each individual show is unique and serves a specific demographic.  What is competitive in this category is the quest for supporters, advertisers and viewers.  The international scale of the UN MDG Awards Program and broadcast, as well as its inherent uniqueness and exclusivity from the United Nations, ensures that no potential competitor can make a similar offering. The subject matter (making the world a better place) and highlighting the organizations around the world working to accomplish the Millennium Development Goals combine to make the MDG Awards not only unique, but provides sustainability and expansion opportunities.

Further, the threat of patent enforcement litigation relating to our proprietary, patent-pending business model (as described above under “Principal Products and Services”) and our contractual relationships with vendors and clients should help to protect our competitive position.  We have prepared and filed a patent application to cover the unique components of our business model. When issued, the patent should deter others from utilizing a business model having the components covered in the issued claims. (See “Proprietary Technology” for additional information on our patent application.) There are various companies through which discounted products and services may be purchased on various terms, some of which will compete on some level with us, but none of which, to the best of our knowledge, bring all the elements together as we do—the “elements” being a discount to the purchaser with a royalty paid to the not-for-profit and advertising and increased traffic and sales to the merchant. Our business model encourages increased traffic to the merchant because purchasers must either physically visit the merchant’s establishment or visit the merchant’s website in order to purchase goods and services at a discount. Although we will seek to establish a unique niche for our business and protect our business model patent and relationships, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we currently have available.

Marketing and Distribution Strategies

Each Program and project has its own marketing strategy.  Aggregated Purchasing and Merchant Services are being marketed domestically and internationally to the general public over the internet through the Company’s website, and nationally through our joint venture partners and independent contractors who are paid on a commission basis.  Generally, the partners and independent sales contractors will be paid commissions on graduated scales based on the amount of revenue generated through their direct efforts and operations (APP) and on the amount of card transactions processed through customers they enroll in the program (MSP). Further, the Company enlists the not-for-profits and associations that desire to benefit from the opportunity and receive sustainable revenues to market the Programs directly to their members and supporters.  The exact formula for determining commissions is a trade secret. We market our business by promoting the concept that participants will receive additional exposure, community goodwill, and increased traffic and sales through association with the participating not-for-profits and the promotional campaigns they conduct. Our business model encourages increased traffic and sales to our vendors because purchasers must either physically visit the merchant’s establishment or visit the merchant’s website in order to obtain the deep discounts on products and services.

The Shaolin/Kingbridge project will be marketed to the public by the Company and by Kingbridge through our websites, and also the Kingbridge Centre will provide immediate access to their existing corporate clients, which will provide a ready base from which to launch the “Corporate Warrior” training, the Wellness Centre, and the Shaolin Tea House concept.  The project and unique offerings will also be marketed through industry journals and trade shows.

The DotCom Film Festival (DCFF) venture will of course be marketed online, and will utilize viral marketing by its association with the MDG Awards Program and the international exposure the MDG Events will receive.  The Company is also in discussions to get the DCFF DVD/Board Game into Wal-Mart stores nationwide.  Creating a buzz with the online user-generated video content community will be a key marketing focus, and the fact that the Program supports charitable organizations should aid in obtaining word-of-mouth marketing.

Marketing for the UN MDG Awards Program and internationally broadcast gala and event scheduled for September 12, 2008 from the United Nations General Assembly Hall has already started, including the initial announcement last September from the UN and picked up by international media.  The MDG Awards Committee, which is managed by BidGive, is in the process of negotiating domestic and foreign broadcast rights to the gala.  Once secured, these production partners and their advertisers will ensure marketing and exposure for the MDG Program and events to their local audiences.  The United Nations, and the Awards Program’s international corporate supporters will also market the Program as part of their commitment to the MDGs and to the Awards Program.  Further, the Program will be marketed online through numerous websites including those of the Programs corporate, NGO and foundation sponsors.

Competition

Several companies offer some components of our Aggregated Purchasing and our Merchant Services programs. We expect to be competitive primarily on the basis of price and by offering a discount with a commercial/philanthropic combination (most competitors offer either a price discount or a royalty to a charity, but not both—we provide both a discount and a royalty).  As a new company, we are not yet fully competitive within the “discount/rewards” industry, and most of our potential competitors are more established and presently have greater financial resources than we do. To a lesser extent, our competition also includes several web-based charity shopping sites, such as CharityMall.com, GreaterGood.com and iGive.com. These sites generally simply offer links to major and specialty retailers through their site. They ask a not-for-profit to notify their constituency that the site is available and can be accessed either directly or through the not-for-profit’s site, and they pay the not-for-profit a percentage of the revenue they receive from the retailer for directing the sale to their site.

As previously stated, the Shaolin/Kingbridge project combines three separate and distinct markets, which joinder the Company believes will increase its competitiveness in each market. More importantly, the Company’s exclusive licensing right to the Shaolin name and brand should differentiate its offerings in each market and provide cross-branding opportunities, as well as be a significant barrier to direct competition. The corporate training market is mature and very fragmented, the wellness and holistic treatment market is in its infancy and poised for rapid growth, and on the heels of the “Starbucks phenomenon” the high-end tea market and the concept of tea shops is also in its infancy and prime for rapid growth, with some local and regional chains looking to become name brands. The Company’s association with an established and respected partner, the Kingbridge Centre, and access to their existing corporate clients should assist with obtaining a presence in both the corporate training and wellness center markets, and a ready base from which to launch the Shaolin Tea House concept.

The Company’s DotCom Film Festival venture is one of the new “hot” technology and internet fields, but it is also dominated by giants YouTube and others.  Competition is formidable; however not one of the existing competitors has the same elements as DCFF, including and associated DVD/Board Game, and a film festival with awards and royalties being generated by the productions enlisting the most viewers.

There is no, and can not be a, direct competitor to the UN MDG Awards Program and Event because of the exclusivity provided to the Program by its association with the United Nations.  Existing awards shows such as the Academy Awards and the Kennedy Center Honors each focus on and showcase a unique segment, as will the MDG Awards. What is competitive in this category is the quest for supporters, advertisers and viewers.  The international scale of the UN MDG Awards Program and broadcast, as well as its inherent uniqueness and exclusivity derived from association with the United Nations, ensures that no potential competitor can make a similar offering.

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

Government Regulation

We are not currently aware of any existing federal, state, governmental regulations which are specific to our industries. Potential future regulations may include sales and/or use taxes, which expenses would then be passed on to the participating merchants or customers. We will continue to monitor and comply with all existing and future governmental regulations as they become effective and applicable to us.

Employees

We currently have two full-time employees and one part-time employee, and utilize independent contractors and joint venture partners for the bulk of our operations. Our joint venture partners act as our local agent in recruiting and managing independent sales contractors and in locating local merchants and charities to participate in our programs. They are compensated by receiving a percentage of the net revenues generated through their efforts.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

DESCRIPTION OF PROPERTY

Our offices are currently located at 3538 Caruth Blvd., Suite 200, Dallas, Texas 75225, in approximately 400 square feet of office space in a facility owned by one of our investors, Jim Walker, who is providing the space rent-free while we ramp up operations and seek to raise capital. These premises will remain available to us on a rent-free basis until we outgrow them and require larger offices. Our current office space is adequate and suitable for current operations, and is expected to be suitable for future operations for at least the remainder of the current fiscal year. We closed our satellite office in New Jersey used for our publishing operations once the MPublishing business was sold. Other than office space, we maintain minimal amounts of equipment. The website is housed on third party host servers with scalable properties and redundant backup and security protections. Our proprietary in-house operating software was designed using free shareware as a base, and we license other elements of our operations as necessary.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. On February 22, 2008, the Company’s shares of common stock were approved for listing and trading in the public market on the OTC Bulletin Board under the symbol “BDGV”.  Although the Company’s common stock is approved for trading, there is little, if any, trading activity.  As a result, there is no historical price information available.  The trading market for our shares is subject to restrictions imposed by the penny stock rules. The Securities and Exchange Commission has adopted rules which regulate broker-dealer practices in “penny stocks,” which generally means stocks with a price of less than $5.00.  Prior to engaging in certain transactions involving a penny stock, broker-dealers must make a special written determination that it is a suitable investment for the purchaser and must receive the purchasers’ written consent to the transaction and written acknowledgement of receipt of a risk disclosure statement.  The broker-dealer must also provide the customer with information regarding the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and a monthly account statement showing the market value of each penny stock held.  These disclosure requirements will have the effect of making it more difficult for an active trading market to develop in our stock and for an investor in the proposed public offering to sell shares of our common stock in the secondary market.

Holders. As of March 31, 2008, we had 6,903,357 shares of Common Stock outstanding and had approximately 185 stockholders of record.

Dividends. The Company has not declared or paid any cash dividends on its common stock during the period ended December 31, 2007 or in any prior period.  There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

We currently have no securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share (3)	Aggregate Purchase Price (3)
Brean Murray Carret & Co.	March 27, 2007	315,415 (1)	$1.39	$438,427
ROI Group	March 28 ,2007	180,000 (2)	$1.39	$205,200

(1)

The shares were issued as consideration for general financial advisory services rendered by Brean Murray Carret & Co., and specifically on the Company’s public offering and obtaining a stock trading symbol and initializing trading of the Company’s common stock in the public market.

(2)

The shares were issued as consideration for investor relations and public relations services rendered by ROI Goup in the Company’s public offering, and going forward as business operations and the public market in the Company’s common stock mature.

(3)

The “Purchase Price Per Share” was determined by reviewing other stock transactions during the same period and used the same value per share that was assigned the stock of the transactions reviewed of $1.39 per share.  The “Aggregate Purchase Price” was calculated by multiplying the number of securities sold by the purchase price per share.

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

We launched our operations and commenced revenue generating business and marketing operations with the opening of our first market in the Palm Beach/Boca Raton Florida area, on February 2, 2004.

On October 4, 2005, MPublishing, LLC (“MPub”) a Texas limited liability company was formed by BidGive and the American Montessori Society (“AMS”) for the purpose of publishing the magazine “M”, a publication for Montessori families, and operating the associated website (www.Mthemagazine.com) wherein a co-branded form of the Company’s Rewards Program would be included.  MPub was 100% owned by the Company, and AMS was entitled to receive a 20% net profit royalty interest in the operation of MPub.  The Company sold the magazine and related operations to Creede Media, LLC in May 2007.

Neither Rolfe Enterprises, Inc. nor BidGive Group, LLC, BidGive International’s two predecessors, has ever been subject to any bankruptcy, receivership or similar proceedings.

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2008, is to continue to focus our efforts on expanding operations with our Aggregated Purchasing and Merchant Services Programs, and to complete the development and launch of the other projects and programs discussed previously and below.

Aggregated Purchasing and Merchant Services Programs

The Aggregated Purchasing Program and the Merchant Services Program were launched in October 2007 after more than a year of development.  These programs are designed to capitalize on the established relationships that associations, schools, and not-for-profits have with their supporters and constituents.  The program is intended to allow these entities to increase their sustainable revenues without requesting increased donations from their supporters by encouraging these constituents to participate in the Company’s affinity programs.  Since these Programs are offer different products and services, they are both marketed to the same entities, and the marketing for each utilizes the access provided by the other Program. The Aggregated Purchasing Program is fully scalable and can be expanded to include any product or service desired by our clients and customers.  Once management is comfortable with rolling out the initial offerings (office supplies and express letter/package delivery), we intend to add more products and services, as well as expand internationally.

One of the most significant uncertainties which the Company faces is whether it will be able to recruit enough participating members to make the Programs successful.  In this area, the Company has enlisted the efforts of established nationwide master distributors to enroll their existing customer base into the Company’s Programs and to pursue expanding the customer base.  The Company believes that this process and these relationships with nationwide distributors will provide a cost-effective way to increase enrollment to a critical mass, where the process will become institutionalized and profitable within the business, merchant, and not-for-profit entities, which will then become a mechanism for further expansion of the program to more product and service providers.   In addition, the Company believes that the interest which each distributor network, and each association and not-for-profit entity will have in attempting to create a sustainable revenue stream for itself through use of BidGive’s Programs, will entice such entities to market the Programs to their constituents and to encourage those constituents to make regular use of the Programs as a way of providing financial support to the not-for-profit entity.

Shaolin Monks/Kingbridge Centre Project

In partnership with the Shaolin Monks of Henan, China and in association with the Kingbridge Centre, the Company plans to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  The Kingbridge Centre, a four star corporate retreat near Toronto, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre” beginning April 2008. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person and the corporate community. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America. The Company will establish a separate legal entity to own and manage the Sholin/Kingbridge venture, and will obtain investors or such entity and operations.

DotCom Film Festival Project

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for June 2008. While the website is being completed, the Company is approaching Wal-Mart as a marketing partner to carry the DVD/Board Game in its stores nationwide, with the included element that a portion of all sales proceeds support the designated charitable organizations. The Company’s broadcast and production partners in the United Nations’ MDG Awards Program (below) have also expressed an interest in participating in the DCFF project to expand its reach.

United Nations MDG Awards Program

The development and operation of the UN Millennium Development Goals Awards Program (the “MDG Awards”) is one of BidGive’s more ambitious and potentially rewarding projects. Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural UN MDG Awards program and internationally broadcast ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility in association with the UN’s Public-Private Alliance Foundation to manage the entire MDG Awards Program and in association with Humanitad to oversee the international ceremony and broadcast production and its contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  The Program was formally launched by the United Nations on September 12, 2007 at a ceremony at the UN, and the Program has been spotlighted by both the UN Secretary General and the President of the UN General Assembly as a major undertaking on behalf of the UN and its agencies.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community, thus garnering exposure and positive public relations for BidGive. The MDG Awards Program (www.UN-MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding. The international ceremony and production is scheduled for broadcast from the UN General Assembly hall on September 12, 2008.

Results of Operations

We launched our predecessor Reward Program operations and commenced revenue generating business and marketing operations with the opening of our first market in the Palm Beach/Boca Raton, Florida area on February 2, 2004, followed by the Montessori Initiative program in 2005, and most recently, our Aggregated Purchasing and Merchant Services programs, as well as our other projects presently in development in 2006 and 2007.  We generally recognize revenue when we receive funds, usually via credit card transactions, or checks and wire transfers for royalties from vendor partners.

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2006 and the fiscal year ending December 31, 2007 on a consolidated basis shows decreasing revenues that the Company attributes to the sale and discontinuation of the MPublishing operations and the Company’s reorganization of business operations as discussed above, and reduced expenses that the Company attributes to the same discontinuation of certain business and the reorganization of operations.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006.

Financial Statement Line Item	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006

Revenue from Operations	$181,678	$333,925

Operating Expenses	$972,624	$162,729

Net Loss	($829,836)	($186,224)

Current and Total Assets	$2,055	$9,179

Convertible Debt Outstanding	$64,900	$125,640

Current Liabilities	$370,759	$421,823

Cash on Hand	$2,055	$5,179

Consolidated revenues for the fiscal year ended December 31, 2007 were $181,678, compared to revenues of $333,925 for the fiscal year ended December 31, 2006.   The company's revenues in 2006 were primarily from expanding the services and sales to existing clients and including new clients, and included revenues from MPublishing’s operations.  The revenues received in 2007 were from sales to existing clients while the Company reorganized operations.  The decrease in revenue was due to the sale and discontinuation of the MPub publishing business, and decreased sales activity while the Company launched new operations.

Consolidated operating expenses for the fiscal year ended December 31, 2007 were $972,624, compared to $162,729 for the same expenses during the fiscal year ended December 31, 2006.

The increase in operating expenses in 2007 as compared to 2006 is overwhelmingly the result of increased expenses associated with the stocks and warrants issued for services to the Company’s financial advisor, Brean Murray, and investor and public relations advisor, ROI Group, in lieu of cash compensation, and to a lesser extent expenses associated with discontinuing MPub’s publishing business.

Our consolidated net loss for the fiscal year ended December 31, 2007 was $829,836 compared to a net loss of $186,224 for the fiscal year ended December 31, 2006. The increase in net losses during this period is overwhelmingly attributable to the issuance of stocks and warrants to the Company’s advisors in lieu of cash compensation, and to a lesser extent discontinuing operations, as discussed above.

For the year ended December 31, 2007, our consolidated balance sheet, which reflects the finances of MPublishing, LLC, which as of December 31, 2007 remains a wholly owned non-operating subsidiary of the Company, reflects current and total assets of $2,055 in comparison to $9,179 for the twelve months ended December 31, 2006.  The decrease in Current and Total Assets is the result of the write off of a nonperforming asset, a reduction in inventory, and the amortization of prepaid expenses.

Convertible debt decreased from $125,640 for the year ending December 2006 to $64,900 for the year ending December 2007 as a result of numerous convertible noteholders electing to convert their notes and debt to Company common stock during 2007.  Additional discussion regarding the Company’s outstanding convertible debt is set forth under Liquidity and Capital Resources, and under Plan of Operations

As of December 31, 2007, the Company had total current liabilities of $370,759 in comparison to $421,823 for the twelve months ended December 31, 2006. The decrease in current liabilities is primarily the result of the decrease in the amount of debt outstanding including interest owed in light of convertible noteholders converting their notes and debts into Company common stock, and the decrease in accrued expenses.

Cash on Hand as of December 31, 2007, was $2,055 as compared to $5,179 as of December 31, 2006.  The decrease in cash on hand as of December 31, 2007 is the result of discontinued operations during restructuring of business focus, and the withdrawal of the Company’s public offering on December 11, 2007 due to economic and market conditions.   Additional discussion regarding the Company’s plans to satisfy its cash requirements is set forth in disclosures regarding our Plan of Operations.

The Company anticipates substantial increases in revenues beginning in May 2008, as we expand operations and pursue new ventures and projects that have been developed and implemented in 2007.  However, there is no guarantee that revenues will increase.

As more fully discussed in the footnotes to the Financial Statements, the Balance Sheet line items “Accounts Payable” and “Accrued Expenses” increased from $201,097 (combined) for the year ending December 2006 to $252,934 (combined) for the year ending December 2007 due to the Company obtaining lines of credit.  The line item “Convertible Debt” decreased from

$125,640 for the year ending December 2006 to $64,900 for the year ending December 2007 as a result of convertible noteholders electing to convert their notes and debt to Company common stock during 2007.

Liquidity and Capital Resources

For the year ended December 31, 2007, our consolidated balance sheet, which reflects the finances of MPublishing, LLC of which BidGive owned a majority interest until April of 2007, reflects current and total assets of $2,055 in comparison to current and total assets of $9,179 for the twelve months ended December 31, 2006, and total current liabilities of $370,759 in comparison to $421,823 for the twelve months ended December 31, 2006. Cash on hand on April 1, 2008 was approximately $20,379. This sum is anticipated to satisfy our cash requirements through June 2008.

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible issuance of additional short-term debt and from revenues generated by ongoing operations. We may not receive any significant amount of proceeds from either debt leveraging or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we are unable to raise additional capital from other sources, such as short-term loans from our officers and directors or other persons, we will be required to limit our operations to those which can be financed with the capital which is currently available and will be required to significantly curtail our expansion plans to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing.  The present cash on hand combined with revenues being generated from operations, are expected to satisfy our cash needs until at least June 2008 based upon our current level of operations.

During the fiscal year ended December 31, 2007 the Company issued short-term debt to existing shareholders and officers in order to fund operations.  This debt consisted of three straight (non-convertible) promissory notes in the total amount of $29,000, each bearing interest at 10% and two of the notes are for six month terms and one at a three month term. In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 32,400 shares of common stock from which we received gross offering proceeds of $40,500 and a total of $127,290 in face amount of convertible promissory notes. We also paid off $1,650 in convertible notes plus accrued interest, and in the first quarter of 2007 six convertible noteholders elected to convert when the notes became due eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest, resulting in the issuance of 49,290 shares of the company’s common stock; leaving a total of $64,900 in convertible notes currently outstanding. These securities were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of our registration statement, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities laws. If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

Although none of the purchasers of these shares or notes has made or threatened any claim against us alleging violation of the federal securities laws, we have taken their potential claims into account in preparation of our December 31, 2007, balance sheet.   The 32,400 shares are not treated as part of our issued and outstanding common stock.  Instead, the balance sheet includes a separate line item listing them as “Common Stock subject to rescission rights,” and the offering proceeds of $40,500 received from sale of these shares is treated as a contingent liability rather than as part of shareholder equity.  As of December 31, 2007, our current amount of working capital (current assets less current liabilities) was ($368,704), and after taking into account Common Stock subject to rescission rights, our Total Stockholders (Deficit) was ($409,204).

During the year ended December 31, 2004, we issued a total of $47,990 of short-term convertible notes, bearing interest at rates ranging from 6-10%.  The notes require a lump sum payment of principal and accrued interest on their respective due dates, and do not require monthly payments.  The debt is convertible into shares of our common stock at any time at conversion rates ranging from $1.25 to $1.50 per share.  However, upon receipt of a notice of conversion, the Company has the right, for a period of 30 days, to elect to cancel the conversion by paying the note in full.  Upon the occurrence of an event of default, the notes bear interest at the lesser of 18% per annum, or the highest lawful rate under applicable state law, and the holders of the notes have the right to declare them to be due and payable in full.

During the year ended December 31, 2005, we issued a total of $76,800 of additional short-term convertible notes and paid off notes totaling $650. The convertible notes issued during 2005 were issued on terms that are similar to the terms of the notes issued in 2004.  But the notes issued during 2005 all have a conversion price of either $1.50 or $1.75.  In the first quarter of 2006, we issued one convertible note in the amount of $2,500 with a conversion price of $1.75 and on terms similar to the terms on all prior notes. We also paid off notes totaling $1,000 plus accrued interest in 2006.  In the fourth quarter of 2006, we issued two straight (non-convertible) promissory notes in the total amount of $9,000 and each bearing interest at 10% and for a six month term.  In 2007 we issued three straight (non-convertible) promissory notes in the total amount of $29,000, each bearing interest at 10% and two for six month terms and one at a three month term. The due dates of all notes issued in 2006 and 2007 have been extended by agreement of the parties.

The due dates of substantially all the notes have been previously extended by mutual agreement as necessary to avoid default, without payment of additional consideration, and none of the notes are currently in default.   As of December 31, 2007, the due dates of outstanding convertible notes range from April 19, 2008 through July 1, 2008.  Although there is no assurance, Company management currently believes that all note holders will voluntarily continue to agree to extensions of the due dates of their respective notes as necessary to avoid the possibility of a default at any time, or they may now elect to convert their notes in light of the Company being clear of previous regulatory prohibitions of stock sale and issuance.

The following table lists the original due date and the extended due date for each convertible note, or whether the note has been converted:

Note	Amount	Interest Rate	Conversion Rate	Original Due Date	Extended Due Date

1	$2,500	6%	$1.25	5/18/2005	Converted

2	$4,500	6%	$1.25	5/28/2005	Converted

3	$6,250	10%	$1.25	11/29/2004	Converted

4	$4,990	6%	$1.25	7/1/2005	Converted

5	$5,400	6%	$1.25	8/3/2005	5/3/2008

6	$10,000	10%	$1.25	9/30/2005	Converted

7	$2,500	10%	$1.50	5/9/2005	5/10/2008

8	$350	10%	$1.50	6/8/2005	Paid

9	$6,500	10%	$1.50	6/14/2005	6/15/2008

10	$5,000	10%	$1.50	7/1/2005	7/1/2008

11	$300	10%	$1.50	7/12/2005	Paid

12	$5,000	10%	$1.50	8/3/2005	5/3/2008

13	$1,000	10%	$1.50	8/5/2005	Paid

14	$5,000	10%	$1.50	9/11/2005	6/11/2008

15	$5,000	10%	$1.50	10/1/2005	7/1/2008

16	$6,500	10%	$1.50	10/27/2005	4/27/2008

17	$5,000	10%	$1.50	12/1/2005	6/1/2008

18	$15,000	12%	$1.75	12/9/2005	Converted

19	$4,000	10%	$1.50	12/21/2005	6/21/2008

20	$5,000	10%	$1.50	1/19/2006	4/19/2008

21	$5,000	10%	$1.50	11/9/2005	5/9/2008

22	$5,000	10%	$1.50	12/1/2005	6/1/2008

23	$15,000	12%	$1.75	5/8/2006	Converted

24	$2,500	10%	$1.75	9/21/2006	Converted

All the notes are identical and provide for no monthly payments.  The debt is convertible to common stock at any time by the Payee with the Company having the right to pay off the debt with interest even if the Payee elects to convert.

We have not recorded additional costs of borrowing (interest) for the potential benefits of the conversion features since the underlying share values are deemed to be immaterial. The conversion prices were determined extrapolating prices at which we had most recently issued shares of common stock as of the date each borrowing was made. The conversion prices are subject to customary anti-dilution protections. No debt is currently past due, and debt that has been converted into stock as of December 31, 2007 is noted and discussed above.

Off-Balance Sheet Arrangements

During the year ended December 31, 2007, we had no off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

See following pages.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

26

CONSOLIDATED BALANCE SHEET

27

CONSOLIDATED STATEMENTS OF OPERATIONS

28

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

29

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

29

CONSOLIDATED STATEMENTS OF CASH FLOWS

30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BidGive International, Inc

Dallas, Texas

We have audited the accompanying consolidated balance sheet of BidGive International, Inc. (the Company) as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 15, 2008

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS
Current assets
Cash	$ 2,055

Total assets	$ 2,055

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 250,190
Accrued interest	17,744
Loan from shareholder	37,925
Short term convertible debt	64,900
Total liabilities	370,759
Common stock subject to rescission rights, $.001 par value; 32,400 shares issued and outstanding	40,500

Stockholders' (deficit):
Common stock: $.001 par value; 20,000,000 shares authorized; 6,878,097 shares issued and outstanding	6,878
Additional paid in capital	903,508
Accumulated deficit	(1,319,590)
Total stockholders' (deficit)	(409,204)

Total liabilities and stockholders' (deficit)	$ 2,055

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
Revenues
Sales revenues	$ 79,541	$ 119,028
Cost of goods sold	39,569	35,882
Gross Profit	39,972	83,146

Operating expenses
Consulting and outside services	733,992	56,873
Professional fees	112,197	7,566
Office expenses/administrative	14,392	18,714
Other expenses	47,376	3,188
Total operating expenses	907,957	86,341

Loss from operations	(867,985)	(3,195)

Other income (expense)
Refund	-	(400)
Interest expense	(6,859)	(12,593)
Write-down of other assets to net realizable value	-	(10,000)
Total other income (expense)	(6,859)	(22,993)

Net loss before income taxes	(874,844)	(26,188)
Provision for income taxes	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(874,844)	(26,188)

Gain on sale of discontinued operations	34,010	-
Net income (loss) from discontinued operations	10,998	(160,036)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	45,008	(160,036)
NET LOSS	$ (829,836)	$ (186,224)

Basic net loss from continuing operations	$ (0.13)	$ (0.00)
Basic net income (loss) from discontinued operations	$ 0.01	$ (0.03)
Basic net loss per share	$ (0.12)	$ (0.03)
Weighted average number of shares outstanding, including shares subject to rescission	6,721,939	6,308,292

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional
	$.001 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2006	6,275,892	$ 6,276	$ 30,335	$ (303,530)	$ (266,919)

Net loss for the year	-	-	-	(186,224)	(186,224)
Balance at December 31, 2006	6,275,892	6,276	30,335	(489,754)	(453,143)

Common stock issued for conversion of debentures	49,290	49	72,464	-	72,513

Common stock issued for debt	57,500	58	79,942	-	80,000

Common stock issued for services	495,415	495	688,132	-	688,627

Warrants issued for services	-	-	32,635	-	32,635

Net loss for the year	-	-	-	(829,836)	(829,836)
Balance at December 31, 2007	6,787,097	$ 6,878	$ 903,508	$ (1,319,590)	$ (409,204)

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (829,836)	$ (186,224)
Net (income) loss on discontinued operations	(10,998)	160,036
Adjustments to reconcile net loss to
net cash used in operations:
Accrued interest	4,853
Stock issued for services	688,627
Stock warrants issued for services	32,635
Write-down of other current assets to net realizable value	-	10,000
Changes in operating assets and liabilities:
Prepaid expenses	-	7,500
Accounts payable and accrued liabilities	108,682	98,814
Unearned revenue	(56,000)	56,000
Inventory	4,000	(4,000)
Net cash provided by (used in) operations	(58,057)	142,126

Cash flows from financing activities:
Issuance of convertible debt	15,000	2,500
Repayment of convertible debt	-	(1,000)
Loan from Shareholder	28,925	9,000
Net cash provided by financing activities	43,925	10,500
Cash flows from investing activities:
Net income (loss) on discontinued operations	10,998	(160,036)
Proceeds on sale of discontinued operations	10	-
Net cash provided by (used in) investing activities	11,008	(160,036)

Increase (decrease) in cash and cash equivalents	(3,124)	(7,410)
Cash and cash equivalents, beginning of year	5,179	12,589
Cash and cash equivalents, end of year	$ 2,055	$ 5,179

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Stock warrants issued for services	$32,635	$-
Stock issued for services	$688,627	$-
Stock issued for conversion of debt	$152,513	$-

See notes to consolidated financial statements

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Nature of Business

The consolidated financial statements presented as of December 31, 2007 are those of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations originally as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers purchased discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

By the end of 2007, we wound down our management of the 100th Anniversary (2007) Montessori Initiative, including ownership and operation of the Montessori-focused magazine we designed and launched for the Montessori community in 2005 (the magazine and associated operations were sold to Creede Media, LLC in May of 2007), and discontinued the discount rewards card program in response to overwhelming competition and expansion in the market from established vendors and individual merchants. We spent much of 2007 designing, developing and launching new programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) our Shaolin Wellness Center and Chinese Tea Room at the Kingbridge Centre in Toronto, Canada; (4) the DotCom Film Festival; and (5) the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

The Aggregated Purchasing and the Merchant Services Programs are proprietary group purchasing affinity programs (see www.BidGive.com for more details). Members and supporters of associations, schools, and charitable organizations, as well as merchants that wish to support the above and various national not-for-profit organizations may enroll through BidGive to participate in each Program.  In the Aggregated Purchasing Program (“APP”) participants agree to purchase various goods and services at substantial discounts from participating vendors. These goods and services providers, such as Office Depot and Lyreco, agree to provide discounts to the program enrollees and to share a portion of the revenues generated with BidGive, which will then distribute royalties to the participating association and not-for-profit parties, including commissions to the organizations that helped the Company bring the program to fruition. In the Merchant Services Program merchants that wish to support various schools, and not-for-profits may enroll through BidGive for a merchant account, and process all their credit and debit card transactions through BidGive’s merchant vendor partners. These vendor partners, such as Chase/Paymentech and EVO/GMS, in turn, agree to provide lower cost processing to the merchants and to share the net revenue fees generated with each transaction with BidGive, which will then distribute royalties to the participating parties, including commissions to organizations that helped the Company bring the program to fruition.

The Company has contracted with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  A four star corporate retreat near Toronto, the Kingbridge Centre, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre” beginning April 2008. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for June 2008.

BidGive is also developing and operating the UN Millennium Development Goals Awards Program (the “MDG Awards”). Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural UN MDG Awards program and international ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility in association with the UN’s Public-Private Alliance Foundation to manage the entire MDG Awards Program and oversee the international ceremony and broadcast production contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the

MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community. The MDG Awards Program (www.UN-MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding.

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

On October 4, 2005, MPublishing, LLC (“MPub”) a Texas limited liability company was formed by BidGive and the American Montessori Society (“AMS”) for the purpose of publishing the magazine “M”, a publication for Montessori families, and operating the associated website ( www.Mthemagazine.com ) wherein a co-branded form of the Company’s Rewards Program would be included.  MPub is 100% owned by the Company, and AMS was entitled to receive a

20% net profit royalty interest in the operation of MPub.   In May 2007, MPub sold all the assets and publishing operations, including the magazine and associated website, to Creede Media, LLC.

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors, usually via credit card transactions, as payment for advertising via discount certificates and loading funds onto debit cards. The Company also receives some cash payments from vendors in payment for the advertising and marketing it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable. Revenue is generally realized when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company’s selling price is fixed and determinable, and collectibility is reasonably assured. Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services. The Company also received revenue from the sale of subscriptions to its magazine through the MPublishing subsidiary.  Subscription payments received as payment for an annual magazine subscription in advance were recorded as deferred revenue and subsequently recorded as revenue over the subscription period ratably.  Since the subscription periods vary, deferred revenue was an estimate made by management at each month end that may change significantly in the near future.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities.  Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.  The Company had no cash equivalents at December 31, 2007.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability; that is, the principal or most advantageous market for the asset or liability.  It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of the statement.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

The provisions of SFAS No. 141 (R) and SFAS No. 160 are effective for our fiscal year beginning January 1, 2009.  The Company is currently assessing the impact of these statements.

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

Deferred tax assets totaling $449,000 at December 31, 2007 arising from cumulative net operating loss carry-forwards have been completely offset by a valuation allowance due to the uncertainty of the Company’s ability to use the net operating loss carryovers of approximately $1,320,000.  Such carryovers may be limited due to changes in ownership, and will begin to expire in 2016.

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

Advertising costs for the periods ended December 31, 2007 and 2006, were $0 and $4,295, respectively.

2.

CONVERTIBLE  DEBT

During 2006 and 2005, the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share. Accordingly, the Company has not recorded any interest related to beneficial conversion features. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately (see Note 5), or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, have extended due dates, ranging from April 2008 through July 2008.

3.

GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As of December 31, 2007, the Company has incurred accumulated deficits of $1,319,590 and only had cash of 2,055. Management feels that the related revenues from operations, and short-term loans will provide the Company with sufficient working capital to allow it to continue as a going concern.

4.

RELATED PARTY TRANSACTIONS

The Company has issued convertible notes (see note 2) to officers and majority shareholders in order to obtain funding for operations. The notes total $64,900 at December 31, 2007 and have accrued interest totaling approximately $17,744.

In addition, in 2006 the Company issued a $9,000 note payable to its president, with interest payable and due in six months at 10% per annum.  The due date on this note has been extended by agreement of the parties, and is still due at December 31, 2007.  In 2007, the Company issued three additional notes totaling $28,925 payable to its president, with interest payable and due in three to six months at 10% per annum.  The due dates on these notes have also been extended by agreement.

The Company has paid contractor fees to the Company’s president totaling $66,500 and $65,500 in lieu of officer’s salaries, during the year ended December 31, 2007 and 2006 respectively.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a filing of Form 8-K, on or about January 1, 2006, the Company engaged and ratified the employment of Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2007. During the fiscal year ended December 31, 2007, there have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 8A.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended December 31, 2007, the Board of Directors held no formal meetings, but took action once by unanimous written consent. There are no family relationships among any of the Directors, nominees or executive officers. Other than its officers, the Company currently has no other significant employees.

The following persons comprise the directors and executive officers of the Company as of December 31, 2007:

Name	Age	Director/Officer Since	Position(s) Held
James P. Walker, Jr.	47	2003	President, Chief Executive Officer, Secretary and Director
Michael Jacobson	55	2004	Chairman of the Board and Vice President
Rebecca Richardson-Blanchard	41	2005	Interim Chief Financial Officer and Treasurer
Ronald D. Gardner	66	2004	Director

Biographical Information

James P. Walker, Jr.  James P. Walker, Jr. has served as the President, Secretary and a director of BidGive International since December 4, 2003. Mr. Walker was in private law practice from 1985 to 1989, and with J.C. Penney Company from 1989 to 1996. From 1996 to 1999, he was COO/General Counsel with Benchmark Environmental Consultants where he was responsible for restructuring and managing operations.  From September 1999 to December 2001, he was CEO of Technology Business Partners, a technical consulting/staff augmentation company. In December 2001 he became CEO/COO and director of BidGive, Inc., a development stage company, to oversee development and testing of BidGive, Inc.’s discount dining certificate business. In May 2003, Mr. Walker served as CEO/COO and Manager of BidGive Group, LLC, a transitional company formed to acquire certain assets of BidGive, Inc., to merge with Rolfe Enterprises, Inc. (BidGive International’s predecessor), and to expand and commercialize the acquired discount certificate business, launch business operations, and to raise operating capital. He is a graduate of Texas Tech University (BA 1982) and School of Law (JD 1985). Mr. Walker currently devotes his full time and attention to BidGive International, and has not had any other business activities from December 2001 to the present other than with BidGive, Inc. and BidGive Group, LLC.

Michael Jacobson.  Michael Jacobson has served as Vice President and Chairman of the Board of Directors of BidGive International since March 2004.  From 1984 to 1998, he was Vice President of Marketing for the SEN Group, a firm that created special events for not-for-profits, corporate sales and event promotions, and high net worth individuals. Subsequently, he was VP Marketing of Market City USA, an Internet based discounter, for two years (April 1998 to April 2000) before resigning that position to create and launch BidGive, Inc. in April 2000. Mr. Jacobson is chiefly responsible for establishing and managing BidGive International’s sales and marketing campaigns. Mr. Jacobson currently devotes his full time and attention to BidGive International, and has not had any other business activities from April 2001 to the present other than with BidGive, Inc. and BidGive Group, LLC.

Rebecca Richardson-Blanchard.  Rebecca Richardson-Blanchard has served as Interim Chief Financial Officer and Treasurer since April 2005.  Ms. Richardson-Blanchard has held the position of Senior Accountant for the accounting firm, Thomas W. Richardson, CPA, from November 1990 to the present. During this time the accounting firm specialized in financial and business consulting and preparation of individual and business taxes. From December 1983 to October 1990, Ms. Richardson-Blanchard was employed by Savings of America as Accounts Supervisor. Ms. Richardson-Blanchard devotes approximately 15% of her time and attention (approximately 8 to 10 hours per week) to BidGive International, and devotes the remainder of her time and attention to her accounting firm.

Ronald D. Gardner.  Ronald D. Gardner has served as a director of BidGive International since March 2004. Since 1998, Mr. Gardner has been self-employed as an independent sales and marketing consultant in the debit and prepaid calling markets.  From 1988 to 1998 Mr. Gardner worked in the telecommunications industry.  From 1996 to 1998, he was President of Logiphone Group, a telecommunications company doing business in the Netherlands.  During 1995 he was a consultant to ACR, Inc., which was engaged in the business of selling and marketing long distance services, and The Furst Group, Inc., which was engaged in the business of selling prepaid calling card services.  From 1988 through 1994 he worked for Comac, Inc., a private telecommunications company reselling AT&T long distance services.  During the period from 1992 to 1994 he was the President of Comac, Inc., and prior to that time he was national director of sales and marketing for Comac, Inc.  Mr. Gardner is a graduate of West Virginia University (BS 1963) and New Mexico Highlands University (MS 1968).

Advisory Board

Our advisory board advises our Board of Directors on our business plan and operations. The following fourindividuals presently comprise our advisory board:

Francis Lorenzo. Francis Lorenzo is the United Nations Ambassador for the Dominican Republic.  An established businessman and investor in the Dominican Republic, Ambassador Lorenzo founded one of the country’s major travel and tour agencies. On behalf of the government, he opened travel between the Dominican Republic and many national embarkation points such as Rome, Lisbon and Berlin. Ambassador Lorenzo founded the Model UN program for the Dominican Republic high school and university programs, and previously served the government of the Dominican Republic in support roles with the United Nations before being appointed Ambassador.

Judith Cunningham.  Judith Cunningham is the Head of Schools for Toronto Montessori Schools, the largest Montessori school in North America, and is an international consultant to Montessori schools and an educational speaker.  Ms. Cunningham has more than twenty years’ experience with non-profit organizations.  She is also a past board member of the American Montessori Society.

David Petersen.  David Petersen is an independent consultant. Mr. Petersen founded and served as chief executive officer, of Telemarketing Resources International Inc., a startup company formed to supply equipment to the call center industry. Mr. Peterson was also a founder of VoiceCast International Inc., a direct marketing voice message service bureau with patented technology. Mr. Petersen is also a recognized marketing and media placement specialist. Mr. Peterson’s past experience includes providing marketing services to Eddie Bauer, Nextel, 1-800 Flowers, Sports Illustrated, Entertainment Weekly, Echostar (Dish Network) Sprint PCS, T-Mobile, First USA, Citadel Communications, Cendent, the “Get Out the Vote Campaign,” Direct DSL, and BMG Music.

Robert Schneiderman.  Robert Schneiderman is the owner and President of R.S. and Associates, Inc., marketing consultants.  Mr. Schneiderman implements marketing strategies for clients and joint venture partners, provides project management, structuring of operational systems and procedures, expands marketing channels, and assists with contract negotiations. Mr. Schneiderman also serves as a business liaison between BidGive International and various marketing entities.

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

Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2007 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 10.

EXECUTIVE COMPENSATION

Mr. Walker, our president, and Mr. Jacobson, our vice president, were paid $66,500 and $15,500, respectively, in 2007 for services provided to us as independent consultants. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2007. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future.

The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2007, to each of its most highly compensated executive officers of the Company.

Summary Compensation Table

Name And Principal Position	Fiscal year Ended Dec. 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compensation

James P. Walker, Jr.: President, Secretary, Director	2007 2006 2005	$0 $0 $0	-- -- --	-- -- --	-- -- --	-- -- --	$66,500 (1) $65,500 (1) $60,000 (1)

Michael Jacobson: Vice President, Chairman	2007 2006 2005	$0 $0 $0	-- -- --	-- -- --	-- -- --	-- -- --	$15,500 (1) $15,000 (1) $13,500 (1)

(1) Payment for services provided to the Company as independent contractors.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2007.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation
James P. Walker, Jr.	--	--	--	--	--	--	$66,500 (1)

Michael Jacobson	--	--	--	--	--	--	$15,500 (1)

Ronald D. Gardner	--	--	--	--	--	--	$9,200 (1)

(1)

This total does reflect the amounts paid to directors who provided independent contractor services to the Company.  See the Executive Compensation table above.  No Directors were paid for their services as directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2007, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

James P. Walker, Jr. (1) President, CEO, Secretary and Director 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	1,555,921 (4)	24.66%

Michael Jacobson (1) Chairman of the Board and Vice President 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	1,234,154 (3)	19.56%

Ronald D. Gardner (1) Director 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	645,917 (5)	10.24%

Rebecca Richardson-Blanchard (1) Interim CFO, Treasurer 3538 Caruth Blvd, Suite 200 Dallas, Texas 75225	73,531	1.2%

Robert Schneiderman 843 Persimmon Lane Langhorne, PA 19047	378,686	6%

Mid-Continental Securities Corp. P.O. Box 110310 Naples, FL 34108-0106	365,100	5.8%

Frank Pioppi 4 Cliff Avenue Winthrop, MA 02152	388,700(2)	6.2%

All Directors and executive officers (5 persons)	3,541,582	56%

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James Walker, our President, Secretary and a director, and Michael Jacobson, our Vice President and Chairman of the Board of Directors, have devoted their full time and attention to the BidGive business over the last four years.  They have also paid certain necessary expenses on our behalf, which payments were treated as capital contributions or reimbursable expenses.  The expenses paid by Mr. Walker are estimated to be approximately $4,500, and the expenses paid by Mr. Jacobson are estimated to be approximately $5,100.  Further, in 2004 members of management contributed funds for operational expenses to BidGive International as short term loans and convertible debt, as follows: James Walker, $20,650, Michael Jacobson, $1,590, Thomas Richardson, $10,000, Ronald Gardner, $1,250. In 2005 and 2006, James Walker contributed another $39,000 and $9,000, respectively, in funds for operational expenses to BidGive as short term loans and convertible debt. In 2007, James Walker also contributed another $28,925 in funds for operational expenses to BidGive as short term loans. At present, we have not entered into employment agreements with either Mr. Walker or Mr. Jacobson; however, we anticipate entering into such agreements with Mr. Walker and Mr. Jacobson in the future. Mr. Walker and Mr. Jacobson were paid $66,500 and $15,500, respectively, in 2007 for services provided to us as independent consultants. Other than as described in the preceding sentences, no officer or employee has received or accrued any compensation through December 31, 2007.  When BidGive Group, LLC was formed to purchase certain select assets (the discount certificate concept) from BidGive, Inc., membership interests in BidGive Group, LLC were dividended to all BidGive, Inc. stockholders as part of the purchase price for such assets. Accordingly, on October 2, 2003, 800,000 membership interest units of BidGive Group, LLC were issued to each of Mr. Walker and Mr. Jacobson as a dividend on the shares of BidGive, Inc. common stock held by each of them.  On December 4, 2003, the date of the merger of BidGive Group, LLC into the Merger Sub, Mr. Walker and Mr. Jacobson were each issued 1,470,625 shares of the our common stock in exchange for each individual’s 800,000 membership interest units in BidGive Group, LLC based on a formula applied equally to all BidGive Group, LLC members in such merger.

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

The Company has issued convertible notes to officers and majority shareholders in order to obtain funding for operations. The notes total $64,900 at December 31, 2007 and have accrued interest totaling $17,744.

The Company has paid contractor fees to the Company’s president totaling $66,500 during the past two years in lieu of officer’s salaries.

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

32.1

Certification of Chief Executive Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

32.2

Certification of Chief Financial Officer of BidGive International, Inc. Pursuant to 18 U.S.C. Section 1350.*

__________

(*) Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) The aggregate fees billed by Child, Sullivan and Company N/K/A Child, VanWagoner and Bradshaw, PLLC for audit of the Company's annual financial statements were $7,000 for the fiscal year ended December 31, 2006, and $8,800 for the fiscal year ended December 31, 2007. The aggregate fees billed by Child, VanWagoner and Bradshaw, PLLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $6,300 during the period ended December 31, 2006 and $9,000 during the period ended December 31, 2007.

(2) Child, VanWagoner and Bradshaw, PLLC billed the Company $5,400 and $0, respectively, for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2006 and December 31, 2007.

Tax Fees

(3) The aggregate fees billed by Child, VanWagoner and Bradshaw, PLLC for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2006 and $0 for the fiscal year ended 2007.

All Other Fees

(4) Child, VanWagoner and Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer and Secretary

Dated: April 15, 2008

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer

Dated: April 15, 2008