Form 10-Q
period 2008-03-31
BIDGIVE INTERNATIONAL INC
filed 2008-05-20
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: MARCH 31, 2008

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

(972) 943-4185
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

The number of shares outstanding of the registrant's common stock on March 31, 2008: 6,910,497

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS
CURRENT ASSETS
Cash	$ 9,898	$ 2,055

TOTAL CURRENT ASSETS	9,898	2,055

TOTAL ASSETS	$ 9,898	$ 2,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities Accrued interest Loans from shareholders Short term convertible debt	$ 261,558 20,735 50,116 74,900	$ 250,190 17,744 37,925 64,900

TOTAL CURRENT LIABILITIES	407,309	370,759

TOTAL LIABILITIES	407,309	370,759

Common stock subject to rescission rights, .001 par value 32,400 shares issued and outstanding	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,910,497
shares issued and outstanding for both years	6,911	6,911
Additional paid-in capital	903,475	903,475
Accumulated Deficit	(1,348,297)	(1,319,590)

TOTAL STOCKHOLDERS’ DEFICIT	(437,911)	(409,204)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 9,898	$ 2,055

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007

REVENUES
Sales	$ 3,802	$ 75,791

COST OF GOODS SOLD	-	28,395

GROSS PROFIT	3,802	47,396

EXPENSES
Selling, general, and administrative expenses	28,592	76,334
OTHER INCOME (EXPENSES) Interest Expense	3,917	2,500
NET INCOME (LOSS) BEFORE TAXES	(28,707)	(31,438)

Income Taxes	-	-

NET INCOME (LOSS)	$ (28,707)	$ (31,438)

Income (Loss) per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	6,910,497	6,324,596

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007

OPERATING ACTIVITIES

Net Income (Loss)	$ (28,707)	$ (31,438)
Adjustments to reconcile net loss
to cash used by operating activities:

Changes in operating liabilities and assets
Accrued interest	2,991	2,500
Accounts payable and accrued liabilities	11,368	47,174
Unearned revenue	-	(18,000)

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES	(14,348)	236

FINANCING ACTIVITIES
Issuance of convertible debt	10,000	-
Loans from shareholders	12,191	9,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,191	9,500

INCREASE (DECREASE) IN CASH	7,843	9,736

Cash at beginning of period	2,055	5,179

CASH AT END OF PERIOD	$ 9,898	$ 14,915

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2007 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The consolidated financial statements presented are those as of March 31, 2008 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

During 2005, and the first quarter of 2006, the Company provided consulting services to the American Montessori Society (“AMS”), a non-profit accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming 100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public, and launching a new magazine devoted to Montessori teachings.   The magazine “M: The Magazine for Montessori Families” was owned, operated and published by MPublishing, LLC (a private entity formed in October 2005 which is owned 100% by BidGive) until May 2007, when the magazine and associated operations were sold to Creede Media, LLC.  The financial statements for MPublishing have been consolidated and included herein with the BidGive financial statements.  All intercompany accounts have been eliminated in consolidation.

By the end of 2007, we wound down our management of the 100th Anniversary (2007) Montessori Initiative, including ownership and operation of the Montessori-focused magazine we designed and launched for the Montessori community in 2005, and discontinued the discount rewards card program in response to overwhelming competition and expansion in the market from established vendors and individual merchants. We spent much of 2007 designing, developing and launching new programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) our Shaolin Wellness Center and Chinese Tea Room at the Kingbridge Centre in Toronto, Canada; (4) the DotCom Film Festival; and (5) the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

MARCH 31, 2008

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

In the first quarter of 2008 the Company issued one (1) short-term convertible debt note to an existing shareholder for a period of six (6) months at 8% interest per annum and a $0.50 conversion price. No convertible debt was issued in 2007. During 2006 the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling $20,735 at March 31, 2008 has been accrued on the notes. Notes coming due prior to March 31, 2008 have been extended between three and six months and accordingly, all notes have been classified as short-term. Six convertible noteholders elected to convert eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest when the notes became due during the first quarter period ending March 31, 2007, resulting in issuance of 49,290 shares of the company’s restricted common stock.  During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any.  Accordingly, the issuance

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

MARCH 31, 2008

of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

NOTE 3

REVENUE RECOGNITION

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors, usually via credit card transactions, checks, wire or account transfers. The Company also receives some cash payments from vendors and customers in payment for the advertising, marketing and management services it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable. Revenue is generally realized when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company’s selling price is fixed and determinable, and collectability is reasonably assured. Deferred revenue for marketing and management services is recorded when payments are received in advance of substantial completion of services which may include the production of promotional materials and advertising.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes.

SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this prospectus are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-KSB. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

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

Our consolidated revenues were $3,802 for the three months ended March 31, 2008 (unaudited).  We derive our revenues from the sale of marketing brochures, and our project and program development and management services.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues.  Our revenues decreased to $3,802 during the three months ended March 31, 2008 from $75,791 during the three months ended March 31, 2007.  The decrease in revenue from 2007 was due to the discontinuation and sale of MPublishing’s operations, and the restructuring of BidGive’s operations and development and launch of new programs and projects, discussed below.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased $47,742 or 63% to $28,592 during the three months ended March 31, 2008 from $76,334 during the three months ended March 31, 2007.  The decrease was primarily due to reduced sales activity and business operations, including lower production costs associated with the sale of the magazine operations.

Net income/loss.  The net loss was $28,707 during the three months ended March 31, 2008 compared to a net loss of $31,438 during the three months ended March 31, 2007. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations.

Accounts Payable and Accrued Liabilities. Our accounts payable and accrued liabilities increased $11,368 or 5% to $261,558 at March 31, 2008 compared to $250,190 at December 31, 2007. The increase consisted primarily of increased credit card debt.

Liquidity and Capital Resources

For the three months ended March 31, 2008, the Company’s consolidated balance sheet reflects current and total assets of $9,898 in comparison to $2,055 for December 31, 2007, and current liabilities of $407,309 for March 31, 2008 in comparison to $370,759 for December 31, 2007.  The increase in current liabilities is due to the increase in short term convertible debt of $10,000 and credit card debt.

The Company does not presently have adequate cash or sources of financing to meet either its short-term or long-term capital needs. The Company has not currently identified any sources of available working capital, other than revenues generated by ongoing operations. The Company may not receive any significant amount of cash flow from operations. The Company may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to it. If the Company does not receive significant cash flow from operations and is unable to raise additional capital from other sources, it will be required to limit its operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail its expansion plans to the extent they can be financed with ongoing operations, proceeds provided by joint venture partners, and debt financing.

Plan of Operations

We plan to continue our efforts expanding our new programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) our Shaolin Wellness Center and Chinese Tea Room at the Kingbridge Centre in Toronto, Canada; (4) the DotCom Film Festival; and (5) the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

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

The Company has contracted with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  A four star corporate retreat near Toronto, the Kingbridge Centre, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre” beginning June 2008. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for July 2008.

BidGive is also developing and operating the UN Millennium Development Goals Awards Program (the “MDG Awards”). Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural UN MDG Awards program and international ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility to manage the entire MDG Awards Program and oversee the international ceremony and broadcast production contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community. The MDG Awards Program (www.UN-MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding.

Events Subsequent to March 31, 2008

None.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2008, the Company had no off balance sheet arrangements.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

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

Dated:  May 20, 2008

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  May 20, 2008

 By: /s/ Rebecca Richardson-Blanchard

               Interim Chief Financial Officer