Form 10-Q
period 2008-06-30
BIDGIVE INTERNATIONAL INC
filed 2008-08-19
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: June 30, 2008

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

(972) 943-4185
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [   ] Yes   [ X ] No

As of June 30, 2008 the Issuer had 6,910,497 shares of common stock issued and outstanding.

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS Cash	$ 19,188	$ 2,055

TOTAL ASSETS	$ 19,188	$ 2,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities Accrued interest Loans from shareholders Short term convertible debt Lines of credit Loans payable	$ 159,465 27,855 40,466 135,402 79,688 15,000	$ 250,190 17,744 37,925 64,900 -- --

TOTAL CURRENT LIABILITIES	457,876	370,759

TOTAL LIABILITIES	457,876	370,759

Common stock subject to rescission rights, $.001 par value 32,400 shares issued and outstanding for both periods	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,910,497
shares issued and outstanding for both periods	6,911	6,911
Additional paid-in capital	903,475	903,475
Accumulated deficit	(1,389,574)	(1,319,590)

TOTAL STOCKHOLDERS’ DEFICIT	(479,188)	(409,204)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 19,188	$ 2,055

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months Ended June 30,		For the six months Ended June 30,
	2008	2007	2008	2007

REVENUES

Sales/Services	$ 4,795	$ 34,482	$ 8,598	$ 46,733

COST OF SALES
Cost of sales	2,782	--	2,782	--

Gross Profit	2,013	34,482	5,816	46,733

EXPENSES
Selling, general, and administrative expenses	35,070	36,200	63,663	79,452
Interest expense	8,220	801	12,137	3,301
Total Expenses	43,290	37,001	75,800	82,753

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(41,277)	(2,519)	(69,984)	(36,020)

Income tax expense	--	--	--	--

TOTAL INCOME (LOSS) FROM CONTINUING OPERATIONS	(41,277)	(2,519)	(69,984)	(36,020)

Gain on sale of discontinued operations	--	33,990	--	33,990
Loss on discontinued operations	--	(4,723)	--	(2,660)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	--	29,267	--	31,330

TOTAL INCOME (LOSS)	$ (41,277)	$ 26,748	$ (69,984)	$ (4,690)

Gain/(loss) per common share – continuing operations	$ (0.01)	$ 0.00	$ (0.01)	$ (0.01)
Gain/(loss) per common share – discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ 0.01
Gain/(loss) per common share	$ (0.01)	$ 0.00	$ (0.01)	$ (0.00)
Weighed average common shares outstanding	6,910,497	6,347,929	6,910,497	6,312,110

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2008	For the six months ended June 30, 2007

OPERATING ACTIVITIES

Net Income (Loss)	$ (69,984)	$ (4,690)
Adjustments to reconcile net loss
to cash used by operating activities:
Loss on discontinued operations	--	2,660
Changes in operating liabilities and assets
Accounts receivable Inventory Prepaid expenses Accrued interest	-- -- -- 10,111	(21,208) 4,000 -- (9,273)
Accounts payable and accrued liabilities Unearned revenue	(2,257) --	17,777 (38,000)

NET CASH USED BY OPERATING ACTIVITIES	(62,130)	(48,734)

INVESTING ACTIVITIES
Proceeds on sale of discontinued operations	--	10
Loss on discontinued operations	--	(2,660)

NET CASH USED BY INVESTING ACTIVITIES	--	(2,650)

FINANCING ACTIVITIES
Lines of credit	6,220	23,801
Loans from shareholders	2,541	21,500
Loan Payable	--	15,000
Issuance of short term convertible debt	70,502	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	79,263	60,301

INCREASE (DECREASE) IN CASH	17,133	8,917

Cash at beginning of period	2,055	5,179

CASH AT END OF PERIOD	$ 19,188	$ 14,096

Supplemental Information:
Non-cash investing and financing activities:
Stock issued for payment of accrued liabilities	$ --	$ 80,000
Stock issued for convertible debt and accrued interest	$ --	$ 72,513

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Nature of Business

The consolidated financial statements presented are those as of June 30, 2008 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

During 2005 and 2006, the Company provided consulting services to the American Montessori Society (“AMS”), a non-profit accrediting agency for Montessori schools, relating to establishing a sustainable revenue stream for it and its individual schools in conjunction with the upcoming 100th Anniversary Montessori Initiative.  The consulting services involved assistance in re-designing the AMS website to add pages devoted to the Montessori Initiative, assistance in formulating the Initiative as a whole as an outreach to the general public, and launching a new magazine devoted to Montessori teachings.   The magazine “M: The Magazine for Montessori Families” was owned, operated and published by MPublishing, LLC (a private entity formed in October 2005 owned 100% by BidGive) until May 25, 2007, when the magazine and associated operations were sold to Creede Media, LLC. The financial statements for MPublishing have been consolidated and included herein with the BidGive financial statements.  All intercompany accounts have been eliminated in consolidation.

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

In the period ending June 30, 2008, the Company issued six (6) short-term convertible notes for periods ranging from three (3) to six (6) months bearing interest between 2% and 10% per annum, requiring no monthly payments, and with conversion prices ranging from $0.06 to $0.75. No convertible debt was issued in 2007. During 2006 the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling $27,855 at June 30, 2008 has been accrued on the notes. Notes coming due prior to June 30, 2008 have been extended between three and six months and accordingly, all notes have been classified as short-term. Six convertible note holders elected to convert eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest when the notes became due during the first quarter period ending March 31, 2007, resulting in issuance of 49,290 shares of the company’s restricted common stock.  During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any.  Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

On December 4, 2003, we acquired all of the business and assets of BidGive Group, LLC (“BidGive”) through the merger (the “Acquisition Merger”) of BidGive with and into a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the subsidiary as the surviving corporation. The assets which we acquired in the Acquisition Merger consist of a development stage discount certificate business, the related website, and related proprietary technology. We intend to use the assets we acquired in the Acquisition Merger to further develop operations of an e-commerce website through which we will offer and sell discount shopping, dining and travel, and numerous other products and services as opportunities arise.

During 2005, the Company acquired a majority interest in MPublishing, LLC (“MPub”), a newly formed entity created for the purpose (among other things) of producing and publishing the magazine “M”.  In the first quarter of 2006, AMS transferred its 20% ownership interest in MPublishing, LLC to the Company in exchange for a 20% net profits interest.  In May 2007, MPub sold all the assets and publishing operations, including the magazine and associated website, to Creede Media, LLC.

Our revenues were $8,598 for the six months ended June 30, 2008 (unaudited).  We derive our revenues from the sale of marketing brochures, and our project and program development and management services.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues.  Our revenues decreased to $8,598 during the six months ended June 30, 2008 from $46,733 during the six months ended June 30, 2007.  The decrease in revenue from 2007 was due to discontinuation and sale of MPublishing’s operations, and the restructuring of BidGive’s operations and development and launch of new programs and projects, discussed below.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased to $63,663 during the six months ended June 30, 2008 from $79,452 during the six months ended June 30, 2007.  The decrease was primarily due to lower costs associated with operations, reduced sales activity and lower production costs associated with the sale of the magazine operations.

Net loss.  The net loss was $69,984 during the six months ended June 30, 2008 compared to a net loss of $4,690 during the six months ended June 30, 2007. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations offset with a gain on the sale of MPub during the six months ended June 30, 2007.

Accounts Payable and Accrued Liabilities (including accrued interest). Our accounts payable and accrued liabilities increased $21,397 to $187,320 at June 30, 2008 from $165,923 as of June 30, 2007. The increase consisted primarily of increased short term convertible debt and credit card debt.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues.  Our revenues decreased to $4,795 during the three months ended June 30, 2008 from $34,482 during the three months ended June 30, 2007.  The decrease in revenue from 2007 was due to discontinuation and sale of MPublishing’s operations, and the restructuring of BidGive’s operations and development and launch of new programs and projects, discussed below.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased to $35,070 during the three months ended June 30, 2008 from $36,200 during the three months ended June 30, 2007.  The decrease was primarily due to lower costs associated with operations, reduced sales activity and lower production costs associated with the sale of the magazine operations.

Net loss.  The net loss was $40,950 during the three months ended June 30, 2008 compared to a net gain of $26,748 during the three months ended June 30, 2007. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations.

Liquidity and Capital Resources

For the six months ended June 30, 2008, the Company’s consolidated balance sheet reflects current and total assets of $19,188 in comparison to $2,055 for December 31, 2007, and current liabilities of $457,876 in comparison to $370,759 for December 31, 2007.  The increase in current liabilities is due to the increase in short term convertible debt and credit card debt.

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

The Company has contracted with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  A four star corporate retreat near Toronto, the Kingbridge Centre, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre” beginning September 2008. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for Sebtember 2008.

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

Events Subsequent to June 30, 2008

None.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2008, the Company had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

None of these recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

 Part II - Other Information

Item 1.      Legal Proceedings

None.

Item 1A.

 Risk Factors

Not Applicable.

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

Dated:  August 19, 2008

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  August 19, 2008

 By: /s/ Rebecca Richardson-Blanchard

                Interim Chief Financial Officer