Form 10KSB/A
period 2007-12-31
BIDGIVE INTERNATIONAL INC
filed 2008-08-29
CIK 1111473

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

5

ITEM 1.DESCRIPTION OF BUSINESS

5

ITEM 2.DESCRIPTION OF PROPERTY

13

ITEM 3.LEGAL PROCEEDINGS

13

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

13

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  13

TEM 6.MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF PERATION

15

ITEM 7.FINANCIAL STATEMENTS

23

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  38

ITEM 8A.CONTROLS AND PROCEDURES

38

ITEM 8B.OTHER INFORMATION

40

PART III

40

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  40

ITEM 10.EXECUTIVE COMPENSATION

43

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  44

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

46

ITEM 13.EXHIBITS

47

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

49

EXPLANATORY NOTE:

Bidgive International, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on April 15, 2008 (the "Original Filing") to amend Part II Item 8A(T) of the Original Filing to include additional information required by such item.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-KSB/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing. This Amendment No. 1 on Form 10-KSB/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

(2)

The shares were issued as consideration for investor relations and public relations services rendered by ROI Group in the Company’s public offering, and going forward as business operations and the public market in the Company’s common stock mature.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were effective.  Subsequently, we determined that we had a material weakness, as described below, in our disclosure controls and procedures.  Therefore, in connection with the filing of this amended Annual Report on Form 10-KSB/A, our chief executive officer and chief financial officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

In connection with the preparation and filing of the Form 10-KSB for the fiscal year ended December 31, 2007, we inadvertently failed to disclose the information required by Item 308T of Regulation S-B regarding management’s annual report on internal control over financial reporting.  Based upon the Company’s failure to include the disclosures required by Item 308T, we determined that our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.  Our plan to remediate the foregoing problem with our disclosure controls and procedures which existed as of December 31, 2007 is to closely monitor and stay abreast of changes and modifications that impact the Company’s reporting obligations, and respond accordingly.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this amended Annual Report on Form 10-KSB. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB/A.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: August 24, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer, Secretary, and Director

Dated: August 24, 2008

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer, Principal Accounting Officer

Dated: August 24, 2008

By: /S/ Michael Jacobson

Director

Dated: August 24, 2008