Form 10-Q
period 2008-09-30
BIDGIVE INTERNATIONAL INC
filed 2008-11-14
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: September 30, 2008

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

BidGive International, Inc.

(exact name of registrant as specified in its charter)

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

As of September 30, 2008 the Issuer had 6,910,497 shares of common stock issued and outstanding.

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$403	$ 2,055

TOTAL ASSETS	$403	$ 2,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities Accrued interest Loans from shareholders Short term convertible debt Lines of credit Loans payable	$171,665 32,663 45,466 139,356 77,836 15,335	$ 250,190 17,744 37,925 64,900 -- --

TOTAL CURRENT LIABILITIES	482,321	370,759

TOTAL LIABILITIES	482,321	370,759

Common stock subject to rescission rights, $.001 par value 32,400 shares issued and outstanding for both periods	40,500	40,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value
20,000,000 shares authorized, 6,910,497
shares issued and outstanding for both periods	6,911	6,911
Additional paid-in capital	903,475	903,475
Accumulated deficit	(1,432,804)	(1,319,590)

TOTAL STOCKHOLDERS’ DEFICIT	(522,418)	(409,204)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$403	$ 2,055

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months Ended September 30,		For the nine months Ended September 30,
	2008	2007	2008	2007

REVENUES

Sales/Services	$4,003	$ 811	$12,601	$ 47,544

COST OF SALES
Cost of sales	5,459	--	8,241	--

Gross Profit	(1,456)	811	4,360	47,544

EXPENSES
Selling, general, and administrative expenses	34,492	44,621	98,155	124,072
Interest expense	7,282	528	19,419	3,830
Total Expenses	(41,774)	(45,149)	(117,574)	(127,902)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(43,230)	(44,338)	(113,214)	(80,358)

Income tax expense	--	--	--	--

TOTAL INCOME (LOSS) FROM CONTINUING OPERATIONS	(43,230)	(44,338)	(113,214)	(80,358)

Gain on sale of discontinued operations	--	--	--	34,010
Loss on discontinued operations	--	(13,065)	--	(15,745)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	--	(13,065)	--	18,265

TOTAL INCOME (LOSS)	$ (43,230)	$ (57,403)	$ (113,214)	$ (62,093)

Gain/(loss) per common share – continuing operations	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
Gain/(loss) per common share – discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Gain/(loss) per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
Weighted average common shares outstanding	6,910,497	6,415,082	6,910,497	6,374,079

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007

OPERATING ACTIVITIES

Net Income (Loss)	$ (113,214)	$ (62,093)
Adjustments to reconcile net loss
to cash used by operating activities:
Gain (Loss) on discontinued operations	--	(34,010)
Changes in operating liabilities and assets
Accounts receivable Inventory Prepaid expenses Accrued interest	-- -- -- 14,919	(2,075) -- -- 2,500
Accounts payable and accrued liabilities Unearned revenue	78,525 --	35,038 (18,000)

NET CASH USED BY OPERATING ACTIVITIES	(176,820)	(78,640)

INVESTING ACTIVITIES
Proceeds from sale of discontinued operations	--	10
Loss on discontinued operations	--	--

NET CASH USED BY INVESTING ACTIVITIES	--	10

FINANCING ACTIVITIES
Lines of credit	77,836	29,801
Loans from shareholders	7,541	30,500
Loans Payable	15,335	15,000
Issuance of short term convertible debt	74,456	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	175,168	75,301

INCREASE (DECREASE) IN CASH	(1,652)	(3,329)

Cash at beginning of period	2,055	5,179

CASH AT END OF PERIOD	$ 403	$ 1,850

Supplemental Information:
Non-cash investing and financing activities:
Stock issued for payment of accrued liabilities	$ --	$ 80,000
Stock issued for convertible debt and accrued interest	$ --	$ 72,513

See Notes to Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Nature of Business

The consolidated financial statements presented are those as of September 30, 2008 of BidGive International, Inc., including MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

In the period ending September 30, 2008, the Company issued three (3) short-term convertible notes for periods ranging from three (3) to six (6) months bearing interest between 2% and 4% per annum, requiring no monthly payments, and with conversion prices ranging from $0.02 to $0.04. No convertible debt was issued in 2007. During 2006, the Company issued short-term convertible debt to existing shareholders and officers in order to fund operations.  The notes are due in six to twelve months from the date of issuance, require no monthly payments, and bear interest 6% to 10% per annum. The notes are convertible to common stock at share prices ranging from $1.25 to $1.75. Accordingly, the Company has not recorded any additional interest related to beneficial conversion features. Interest totaling $32,633 at September 30, 2008 has been accrued on the notes. Notes coming due prior to September 30, 2008 have been extended between three and six months and accordingly, all notes have been classified as short-term. Six convertible note holders elected to convert eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest when the notes became due during the first quarter period ending March 31, 2007, resulting in issuance of 49,290 shares of the company’s restricted common stock.  During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares along with claims for interest, if any.  Accordingly, the issuance of 32,400 shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Since the convertible notes were also issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term they have been classified as current on the balance sheet in the same manner as notes due on demand.

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

Our revenues were $12,601 for the nine months ended September 30, 2008 (unaudited).  We derive our revenues from the sale of marketing brochures, and our project and program development and management services.

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

The Company has contracted with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  A four star corporate retreat near Toronto, the Kingbridge Centre, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre” beginning November 2008. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for November 2008.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2008.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues.  Our revenues decreased to $12,601 during the nine months ended September 30, 2008 from $50,992 (including discontinued operations) during the nine months ended September 30, 2007.  The decrease in revenue from 2007 was due to discontinuation and sale of MPublishing’s operations, and the restructuring of BidGive’s operations and development and launch of new programs and projects, discussed below.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased to $98,155 during the nine months ended September 30, 2008 from $124,072 during the nine months ended September 30, 2007.  The decrease was primarily due to lower costs associated with operations, reduced sales activity and lower production costs associated with the sale of the magazine operations.

Net loss.  The net loss was $113,214 during the nine months ended September 30, 2008 compared to a net loss of $62,093 during the nine months ended September 30, 2007. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations offset with a gain on the sale of MPub during the nine months ended September 30, 2007.

Accounts Payable and Accrued Liabilities (including accrued interest). Our accounts payable and accrued liabilities increased $27,382 to $204,328 at September 30, 2008 from $176,946 as of September 30, 2007. The increase consisted primarily of increased short term convertible debt and credit card debt.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues.  Our revenues increased to $4,003 during the three months ended September 30, 2008 from $811 during the three months ended September 30, 2007.  The increase in revenue from 2007 was due to an increase in sales royalties from the Aggregated Purchasing Program received from vendors during the quarter.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased to $34,492 during the three months ended September 30, 2008 from $44,621 during the three months ended September 30, 2007.  The decrease was primarily due to lower costs associated with operations, reduced sales activity and lower production costs associated with the sale of the magazine operations.

Net loss.  The net loss was $43,230 during the three months ended September 30, 2008 compared to a net loss of $57,403 during the three months ended September 30, 2007. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, the Company’s consolidated balance sheet reflects current and total assets of $403 in comparison to $2,055 for December 31, 2007, and current liabilities of $482,231 in comparison to $370,759 for December 31, 2007.  The increase in current liabilities is due to the increase in short term convertible debt and credit card debt.

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

Events Subsequent to September 30, 2008

None.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2008, the Company had no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated:  November 13, 2008

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  November 13, 2008

 By: /s/ Rebecca Richardson-Blanchard

                Interim Chief Financial Officer