Form 10-K
period 2008-12-31
BIDGIVE INTERNATIONAL INC
filed 2009-04-16
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

BIDGIVE INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Delaware	0-49999	13-4025362
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
3538 Caruth Blvd., Suite 200 Dallas, Texas 75225
(Address of principal executive offices)
Registrant’s telephone number, including area code: (972) 943-4185

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $88,523 based on a price of $0.01 per share, being the average of the bid and asked price of the Company’s common stock as of March 13, 2009

As of March 31, 2009, the Company had 8,891,870 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS.

Background

BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) (“we,” “us,” “our,” or  “BidGive International”, the “Company”)), was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 (the “Exchange Act”) by filing a registration statement on Form 10-SB on September 12, 2002.  On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into (the “reincorporation merger”) BidGive International, a Delaware corporation formed on such date and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger.  The purpose of the reincorporation merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

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

Principal Products and Services

We spent much of 2008 developing and expanding new programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) our Shaolin Wellness Center and Chinese Tea Room at the Kingbridge Centre in Toronto, Canada; (4) the DotCom Film Festival; and (5) the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

The Aggregated Purchasing and the Merchant Services Programs are proprietary group purchasing affinity programs. Members and supporters of associations, schools, and charitable organizations, as well as merchants that wish to support the above and various national not-for-profit organizations may enroll through BidGive to participate in each Program.  In the Aggregated Purchasing Program (“APP”) participants agree to purchase various goods and services at substantial discounts from participating vendors. These goods and services providers, such as Office Depot and Lyreco, agree to provide discounts to the program enrollees and to share a portion of the revenues generated with BidGive, which will then distribute royalties to the participating association and not-for-profit parties, including commissions to the organizations that helped the Company bring the program to fruition. In the Merchant Services Program merchants that wish to support various schools, and not-for-profits may enroll through BidGive for a merchant account, and process all their credit and debit card transactions through BidGive’s merchant vendor partners. These vendor partners, such as First Data (fka Chase/Paymentech) and EVO/GMS, in turn, agree to provide lower cost processing to the merchants and to share the net revenue fees generated with each transaction with BidGive, which will then distribute royalties to the participating parties, including commissions to organizations that helped the Company bring the program to fruition.

The Company is finalizing its contract with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada. A four star corporate retreat near Toronto, the Kingbridge Centre, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre”. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom

Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development.

One of BidGive’s more ambitious projects is the development and operation of the Millennium Development Goals Awards Program (the “MDG Awards”) for the United Nations. Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural MDG Awards program and international ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility in association with the UN’s Public-Private Alliance Foundation to manage the entire MDG Awards Program and oversee the international ceremony and broadcast production contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community. The MDG Awards Program (www.MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding.

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

Description of Industries

BidGive’s various programs and business operations cross multiple industries. The Company anticipates it is this diversification that may somewhat shield the Company from minor market downturns in any one industry or market segment.

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

The awards show market can not be said to be competitive, as each individual show is unique and serves a specific demographic.  What is competitive in this category is the quest for supporters, advertisers and viewers.  The international scale of the MDG Awards Program and broadcast, as well as its inherent uniqueness and exclusivity from the United Nations, ensures that no potential competitor can make a similar offering. The subject matter (making the world a better place) and highlighting the organizations around the world working to accomplish the Millennium Development Goals combine to make the MDG Awards not only unique, but provides sustainability and expansion opportunities.

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

Marketing for the MDG Awards Program and internationally broadcast gala and event, the inaugural launch event took place March 17, 2009 from the United Nations General Assembly Hall, has already started including the initial announcement September 2008 from the UN and picked up by international media.  The MDG Awards Committee, which is managed by BidGive, is in the process of negotiating domestic and foreign broadcast rights to the Inaugural Awards gala.  Once secured, these production partners and their advertisers will ensure marketing and exposure for the MDG Program and events to their local audiences.  The United Nations, and the Awards Program’s international corporate supporters will also market the Program as part of their commitment to the MDGs and to the Awards Program.  Further, the Program will be marketed online through numerous websites including those of the Programs corporate, NGO and foundation sponsors.

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

There is no, and can not be a, direct competitor to the MDG Awards Program and Event because of the exclusivity provided to the Program by its association with the United Nations.  Existing awards shows such as the Academy Awards and the Kennedy Center Honors each focus on and showcase a unique segment, as will the MDG Awards. What is competitive in this category is the quest for supporters, advertisers and viewers.  The international scale of the MDG Awards Program and broadcast, as well as its inherent uniqueness and exclusivity derived from association with the United Nations, ensures that no potential competitor can make a similar offering.

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

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

 PROPERTIES.

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

LEGAL PROCEEDINGS.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The Company’s shares of common stock trade in the public market on the OTC Bulletin Board under the symbol “BDGV”.  Although the Company’s common stock is approved for trading, there is little, if any, trading activity.  As a result, there is no historical price information available.  The trading market for our shares is subject to restrictions imposed by the penny stock rules. The Securities and Exchange Commission has adopted rules which regulate broker-dealer practices in “penny stocks,” which generally means stocks with a price of less than $5.00.  Prior to engaging in certain transactions involving a penny stock, broker-dealers must make a special written determination that it is a suitable investment for the purchaser and must receive the purchasers’ written consent to the transaction and written acknowledgement of receipt of a risk disclosure statement.  The broker-dealer must also provide the customer with information regarding the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and a monthly account statement showing the market value of each penny stock held.  These disclosure requirements will have the effect of making it more difficult for an active trading market to develop in our stock and for an investor in the proposed public offering to sell shares of our common stock in the secondary market.

Holders. As of March 31, 2009, we had 8,891,870 shares of Common Stock outstanding and had approximately 205 stockholders of record.

Dividends. The Company has not declared or paid any cash dividends on its common stock during the period ended December 31, 2008 or in any prior period.  There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

We currently have no securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share (3)	Aggregate Purchase Price (3)
David Farkas	December 12, 2008	43,290 (1)	$0.02	$865.80
Heidi Walters	December 12, 2008	45,000 (1)	$0.02	$900.00
Bob Schneiderman	November 18, 2008	267,388 (2)	$0.05	$13,386.69
Patricia Gardner	October 1, 2008	45,695 (2)	$0.06	$2,741.65
Ronald D. Gardner	February 27, 2009	600,000 (4)	$0.01	$6,000.00
Charles J. Quinn	February 27, 2009	70,000 (4)	$0.01	$700.00
Robert Schneiderman	February 27, 2009	70,000 (4)	$0.01	$700.00
Ali Tekbali	February 27, 2009	70,000 (4)	$0.01	$700.00
James and Kelly Walker	February 27, 2009	210,000 (4)	$0.01	$2,100.00
Michael Jacobson	February 27, 2009	140,000 (4)	$0.01	$1,400.00
Heidi L. Walters	February 27, 2009	140,000 (4)	$0.01	$1,400.00
Jim Gallagher	February 27, 2009	280,000 (5)	$0.01	$2,800.00

(1)

The shares were issued as consideration for professional services rendered in discontinuing and winding down the business operations of the Company’s MPublishing subsidiary, and in pursuing the MDG Awards opportunity.

(2)

The shares were issued as consideration for conversion of the convertible debt held by the purchaser.

(3)

The “Purchase Price Per Share” was determined by reviewing other stock transactions during the same period and used the same value per share that was assigned the stock of the transactions reviewed for the “services rendered” purchases, and by the conversion terms contained in the convertible notes of each respective purchaser for the “converted notes” purchases.  The “Aggregate Purchase Price” was calculated by multiplying the number of securities sold by the purchase price per share.

(4)

The shares were rendered as consideration for professional services rendered over the last few years in supporting and managing the business operations of the Company with little or no cash remuneration for such services.

(5)

The shares were rendered as consideration for professional services rendered in marketing the Company, and assisting with managing and expanding business operations of the Company.

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

ITEM 6.

 SELECTED FINANCIAL DATA.

Not. Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

We launched our operations and commenced revenue generating business and marketing operations on February 2, 2004.  On October 4, 2005, MPublishing, LLC (“MPub”) a Texas limited liability company was formed by BidGive and the American Montessori Society (“AMS”) for the purpose of publishing the magazine “M”, a publication for Montessori families, and operating the associated website (www.Mthemagazine.com) wherein a co-branded form of the Company’s Rewards Program would be included.  MPub was 100% owned by the Company, and AMS was entitled to receive a 20% net profit royalty interest in the operation of MPub.  The Company sold the magazine and related operations to Creede Media, LLC in May 2007.

Neither Rolfe Enterprises, Inc. nor BidGive Group, LLC, BidGive International’s two predecessors, has ever been subject to any bankruptcy, receivership or similar proceedings.

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2009, is to continue to focus our efforts on expanding operations with our Aggregated Purchasing and Merchant Services Programs, and to complete the development and launch of the other projects and programs discussed previously and below.

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

Shaolin Monks/Kingbridge Centre Project

In partnership with the Shaolin Monks of Henan, China and in association with the Kingbridge Centre, the Company plans to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  The Kingbridge Centre, a four star corporate retreat near Toronto, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre”. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person and the corporate community. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America. The Company will establish a separate legal entity to own and manage the Sholin/Kingbridge venture, and will obtain investors or such entity and operations.

DotCom Film Festival Project

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for June 2009. While the website is being completed, the Company is approaching Wal-Mart as a marketing partner to carry the DVD/Board Game in its stores nationwide, with the included element that a portion of all sales proceeds support the designated charitable organizations. The Company’s broadcast and production partners in the United Nations’ MDG Awards Program (below) have also expressed an interest in participating in the DCFF project to expand its reach.

MDG Awards Program

The development and operation of the Millennium Development Goals Awards Program (the “MDG Awards”) in association with the United Nations is one of BidGive’s more ambitious and potentially rewarding projects. Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural UN MDG Awards program and internationally broadcast ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility in association with the UN’s Public-Private Alliance Foundation to manage the entire MDG Awards Program and in association with Humanitad to oversee the international ceremony and broadcast production and its contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  The Program was formally launched by the United Nations on September 12, 2007 at a ceremony at the UN, and the Program has been spotlighted by both the UN Secretary General and the President of the UN General Assembly as a major undertaking on behalf of the UN and its agencies.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community, thus garnering exposure and positive public relations for BidGive. The MDG Awards Program (www.UN-MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding. The inaugural international ceremony and production broadcast from the UN General Assembly hall was held on March 17, 2009, and BidGive and the MDG Committee are developing the next awards event with the date to be determined.

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

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2007 and the fiscal year ending December 31, 2008 on a consolidated basis shows decreasing revenues that the Company attributes to the Company’s reorganization of business operations and focus on long-range projects as discussed above, and reduced expenses that the Company attributes to the same reorganization of operations.

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007.

Financial Statement Line Item	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007

Revenue from Operations	$18,231	$79,541

Operating Expenses	$120,806	$907,957

Net Loss	($150,985)	($874,844)

Current and Total Assets	$1,139	$2,055

Convertible Debt Outstanding	$127,600	$64,900

Current Liabilities	$489,661	$370,759

Cash on Hand	$1,139	$2,055

Consolidated revenues for the fiscal year ended December 31, 2008 were $18,231, compared to revenues of $181,678 for the fiscal year ended December 31, 2007.   The company's revenues in 2007 were primarily from services and sales to existing clients and including new clients, and included some carryover revenues from MPublishing’s operations.  The revenues received in 2008 were from sales to existing clients while the Company reorganized operations.  The decrease in revenue was due to the closeout of the MPub publishing business, and decreased sales activity while the Company focused on long-range projects.

Consolidated operating expenses for the fiscal year ended December 31, 2008 were $120,806, compared to $907,957 for the same expenses during the fiscal year ended December 31, 2007. The substantial decrease in operating expenses in 2008 as compared to 2007 is overwhelmingly the result of increased expenses in 2007 associated with the stocks and warrants issued for services to the Company’s financial advisor, Brean Murray, and investor and public relations advisor, ROI Group, in lieu of cash compensation, and to a lesser extent lower expenses associated with focusing efforts on long-range projects.

Our consolidated net loss for the fiscal year ended December 31, 2008 was $150,985 compared to a net loss of

$874,844 for the fiscal year ended December 31, 2007. The substantial decrease in net losses during this period is overwhelmingly attributable to the issuance of stocks and warrants in 2007 to the Company’s advisors in lieu of cash compensation, and to a lesser extent focusing efforts on long-range projects, as discussed above.

For the year ended December 31, 2008, our consolidated balance sheet, which reflects the finances of MPublishing, LLC, which as of December 31, 2008 remains a wholly owned non-operating subsidiary of the Company, reflects current and total assets of $1,139 in comparison to $2,055 for the twelve months ended December 31, 2007.  The slight decrease in Current and Total Assets is the result of a reduction in close-out inventory.

Convertible debt increased from $64,900 for the year ending December 2007 to $127,600 for the year ending December 2008 as a result of issuance of convertible notes during 2008.  Additional discussion regarding the Company’s outstanding convertible debt is set forth under Liquidity and Capital Resources, and under Plan of Operations

As of December 31, 2008, the Company had total current liabilities of $489,661 in comparison to $370,759 for the twelve months ended December 31, 2007. The increase in current liabilities is primarily the result of the increase in the amount of debt outstanding, and accrued expenses.

Cash on Hand as of December 31, 2008, was $1,139 as compared to $2,055 as of December 31, 2007.  The slight decrease in cash on hand as of December 31, 2008 is the result of  operations during restructuring of business focus, and the withdrawal of the Company’s public offering on December 11, 2007 due to economic and market conditions.   Additional discussion regarding the Company’s plans to satisfy its cash requirements is set forth in disclosures regarding our Plan of Operations.

The Company anticipates increases in revenues beginning in May 2009, as we expand operations and pursue new ventures and projects that have been developed and implemented in 2008.  However, there is no guarantee that revenues will increase.

As more fully discussed in the footnotes to the Financial Statements, the Balance Sheet line items “Accounts Payable” and “Accrued Expenses” increased from $235,190 (combined) for the year ending December 2007 to $266,278 (combined) for the year ending December 2008, due to an increase in credit facilities.  The line item “Convertible Debt” increased from $64,900 for the year ending December 2007 to $127,600 for the year ending December 2008 as a result of the Company issuing convertible notes during 2008.

Liquidity and Capital Resources

For the year ended December 31, 2008, our consolidated balance sheet, which reflects the finances of MPublishing, LLC which was sold and discontinued operations in 2007, reflects current and total assets of $1,139 in comparison to current and total assets of $2,055 for the twelve months ended December 31, 2007, and total current liabilities of $489,661 in comparison to $370,759 for the twelve months ended December 31, 2007. Cash on hand on March 23, 2009 was approximately $1,139. This sum is anticipated to satisfy our cash requirements through June 2009.

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

During the fiscal year ended December 31, 2008 the Company issued short-term debt to existing shareholders and officers in order to fund operations.  This debt consisted of two straight (non-convertible) promissory notes in the total amount of $21,500, each bearing interest at 10% and each for a three month term; and twelve convertible promissory notes in the total amount of $78,697, bearing interest at 2% to 10% and for terms ranging from three to six months. In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 32,400 shares of common stock from which we received gross offering proceeds of $40,500 and a total of $127,290 in face amount of convertible promissory notes. We also paid off $1,650 in convertible notes plus accrued interest, and in the first quarter of 2007 six convertible noteholders elected to convert when the notes became due eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest, resulting in the issuance of 49,290 shares of the company’s common stock, and in the fourth quarter of 2008 two convertible noteholders elected to convert when the notes became due six (6) of the outstanding convertible notes totaling $15,996; leaving a total of $127,600 in convertible notes currently outstanding. These securities were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of our registration statement, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities laws. If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

Although none of the purchasers of these shares or notes has made or threatened any claim against us alleging violation of the federal securities laws, we have taken their potential claims into account in preparation of our December 31, 2008, balance sheet.   The 32,400 shares are not treated as part of our issued and outstanding common stock.  Instead, the balance sheet includes a separate line item listing them as “Common Stock subject to rescission rights,” and the offering proceeds of $40,500 received from sale of these shares is treated as a contingent liability rather than as part of shareholder equity.  As of December 31, 2008, our current amount of working capital (current assets less current liabilities) was ($488,521), and after taking into account Common Stock subject to rescission rights, our Total Stockholders (Deficit) was ($529,021).

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

During the year ended December 31, 2005, we issued a total of $76,800 of additional short-term convertible notes and paid off notes totaling $650. The convertible notes issued during 2005 were issued on terms that are similar to the terms of the notes issued in 2004.  But the notes issued during 2005 all have a conversion price of either $1.50 or $1.75.  In the first quarter of 2006, we issued one convertible note in the amount of $2,500 with a conversion price of $1.75 and on terms similar to the terms on all prior notes. We also paid off notes totaling $1,000 plus accrued interest in 2006.  In the fourth quarter of 2006, we issued two straight (non-convertible) promissory notes in the total amount of $9,000 and each bearing interest at 10% and for a six month term.  In 2007 we issued three straight (non-convertible) promissory notes in the total amount of $29,000, each bearing interest at 10% and two for six month terms and one at a three month term. In 2008 we issued two straight (non-convertible) promissory notes in the total amount of $21,500, each bearing interest at 10% and for three month terms, and we issued twelve convertible promissory notes in the total amount of $78,697, bearing interest at 2% to 10% and terms ranging from three to six months.

The due dates of all the notes remaining outstanding have been previously extended by mutual agreement as necessary to avoid default, without payment of additional consideration, and none of the notes are currently in default.   Although there is no assurance, Company management currently believes that all note holders will voluntarily continue to agree to extensions of the due dates of their respective notes as necessary to avoid the possibility of a default at any time, or they may now elect to convert their notes in light of the Company being clear of previous regulatory prohibitions of stock sale and issuance, with many noteholders having already elected conversion.

The following table lists the original due date and the extended due date for each convertible note, or whether the note has been converted:

Note	Amount	Interest Rate	Conversion Rate	Original Due Date	Extended Due Date

1	$2,500	6%	$1.25	5/18/2005	Converted

2	$4,500	6%	$1.25	5/28/2005	Converted

3	$6,250	10%	$1.25	11/29/2004	Converted

4	$4,990	6%	$1.25	7/1/2005	Converted

5	$5,400	6%	$1.25	8/3/2005	5/3/2009

6	$10,000	10%	$1.25	9/30/2005	Converted

7	$2,500	10%	$1.50	5/9/2005	5/10/2009

8	$350	10%	$1.50	6/8/2005	Paid

9	$6,500	10%	$1.50	6/14/2005	6/15/2009

10	$5,000	10%	$1.50	7/1/2005	4/1/2009

11	$300	10%	$1.50	7/12/2005	Paid

12	$5,000	10%	$1.50	8/3/2005	5/3/2009

13	$1,000	10%	$1.50	8/5/2005	Paid

14	$5,000	10%	$1.50	9/11/2005	6/11/2009

15	$5,000	10%	$1.50	10/1/2005	4/1/2009

16	$6,500	10%	$1.50	10/27/2005	4/27/2009

17	$5,000	10%	$1.50	12/1/2005	6/1/2009

18	$15,000	12%	$1.75	12/9/2005	Converted

19	$4,000	10%	$1.50	12/21/2005	6/21/2009

20	$5,000	10%	$1.50	1/19/2006	4/19/2009

21	$5,000	10%	$1.50	11/9/2005	5/9/2009

22	$5,000	10%	$1.50	12/1/2005	6/1/2009

23	$15,000	12%	$1.75	5/8/2006	Converted

24	$2,500	10%	$1.75	9/21/2006	Converted
25	$2,541.06	2%	$0.10	9/7/08	Converted
26	$10,000	8%	$0.50	10/2/08	4/2/09
27	$10,000	8%	$0.75	10/2/08	4/2/09
28	$3,302.53	2%	$0.08	11/1/08	Converted
29	$25,000	10%	$0.50	11/10/08	5/10/09
30	$4,471.01	2%	$0.06	12/4/08	Converted
31	$2,728.01	2%	$0.06	10/1/08	Converted
32	$15,000	10%	$0.50	12/31/08	6/31/09
33	$1,413.83	2%	$0.03	11/26/08	Converted
34	$1,000	2%	$0.02	3/17/09	6/17/09
35	$1,540.34	2%	$0.02	12/20/08	Converted
36	$1,700	2%	$0.02	6/18/09	--

All the notes are identical and provide for no monthly payments.  The debt is convertible to common stock at any time by the Payee with the Company having the right to pay off the debt with interest even if the Payee elects to convert.

We have not recorded additional costs of borrowing (interest) for the potential benefits of the conversion features since the underlying share values are deemed to be immaterial. The conversion prices were determined extrapolating prices at which we had most recently issued shares of common stock as of the date each borrowing was made. The conversion prices are subject to customary anti-dilution protections. No debt is currently past due, and debt that has been converted into stock as of December 31, 2008 is noted and discussed above.

Off-Balance Sheet Arrangements

During the year ended December 31, 2008, we had no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BidGive International, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of BidGive International, Inc. as of December 31, 2008 and the related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BidGive International, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC

Bountiful, Utah

April 15, 2009

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$1,139	$2,055

Total assets	$1,139	$2,055

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$187,779	$235,190
Accrued interest	36,674	17,744
Lines of credit	78,499	-
Loans payable	15,934	15,000
Loans from shareholder	43,967	37,925
Short term convertible debt-related party, net	126,808	64,900

Total liabilities	489,661	370,759

Common stock subject to rescission rights, $.001 par value; 32,400 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Common stock: $.001 par value; 20,000,000 shares authorized; 7,279,470 and 6,878,097 shares issued and outstanding, respectively	7,279	6,878
Additional paid in capital	934,274	903,508
Accumulated deficit	(1,470575)	(1,319,590)

Total stockholders' (deficit)	(529,021)	(409,204)

Total liabilities and stockholders' (deficit)	$1,139	$2,055

The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

	Years ended December 31,
Revenues	2008	2007
Sales revenues	$18,231	$79,541
Cost of goods sold	10,806	39,569
Gross Profit	7,425	39,972

Operating expenses
Consulting and outside services	-	733,992
Professional fees	72,852	112,197
Office expenses/administrative	11,554	14,392
Other expenses	36,400	47,376
Total operating expenses	120,806	907,957

Loss from operations	(113,381)	(867,985)

Other income (expense)
Interest expense-accretion of debt discount	(12,481)	-
Interest expense	(25,123)	(6,859)

Total other income (expense)	(37,604)	(6,859)

Net loss before income taxes	(150,985)	(874,844)
Provision for income taxes	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(150,985)	(874,844)

Gain on sale of discontinued operations	-	34,010
Net income (loss) from discontinued operations	-	10,998

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	45,008
NET LOSS	$(150,985)	$(829,836)

Basic net loss from continuing operations	$(0.02)	$(0.13)
Basic net income (loss) from discontinued operations	$-	$0.01
Basic net loss per share	$(0.02)	$(0.12)
Weighted average number of shares outstanding, including shares subject to rescission	6,931,333	6,721,939

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period January 1, 2007 through December 31, 2008

	Common Stock Shares		Additional Paid In Capital Amount	Accumulated Deficit	Total

Balance at January 1, 2007	6,275,892	$6,276	$30,335	$(489,754)	$(453,143)

Common stock issued for conversion of debentures	49,290	49	72,464	-	72,513

Common stock issued for debt	57,500	58	79,942	-	80,000

Common stock issued for services	495,415	495	688,132	-	688,627

Warrants issued for services	-	-	32,635	-	32,635

Net loss for the year	-	-	-	(829,836)	(829,836)

Balance at December 31, 2007	6,878,097	6,878	903,508	(1,319,590)	(409,204)

Common stock issued for conversion of debentures	313,083	313	15,815	-	16,128

Common stock issued for services	88,290	88	1,678	-	1,766
Value attributable to beneficial conversion feature on convertible debt			13,273
Net loss for the year	-	-	-	(150,985)	(150,985)

Balance at December 31, 2008	7,279,470	$7,279	$934,274	$(1,470,575)	$(529,021)

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(150,985)	$(829,836)
Net loss on discontinued operations	-	(10,998)
Adjustments to reconcile net loss to net cash used in operations:
Accrued interest	19,061	4,853
Stock issued for services	1,766	688,627
Stock warrants issued for services	-	32,635
Accretion of debt discount	12,481
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,401	108,662
Unearned revenue	-	(56,000)
Inventory	-	4,000
Net cash (used in) operations	(111,276)	(58,057)

Cash flows from investing activities:
Net income (loss) on discontinued operations	-	10,998
Proceeds on sale of discontinued operations	-	10
Net cash provided by investing activities	-	11,008

Cash flows from financing activities:
Issuance of convertible debt	78,697	15,000
Proceeds from line of credit	24,687
Proceeds from Loans payable	934	-
Payments on loans from shareholder	(33,750)
Proceeds from loans from shareholder	39,792	28,925
Net cash provided by financing activities	110,360	43,925

Increase (decrease) in cash and cash equivalents	(916)	(3,124)
Cash and cash equivalents, beginning of year	2,055	5,179
Cash and cash equivalents, end of year	$1,139	$2,055

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Non-cash transactions:

Stock issued for conversion of debt	$16,128	$152,513

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Nature of Business

The consolidated financial statements presented as of December 31, 2008 are those of BidGive International, Inc., including the discontinued operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations originally as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers purchased discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

We spent much of 2008 developing new programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) our Shaolin Wellness Center and Chinese Tea Room at the Kingbridge Centre in Toronto, Canada; (4) the DotCom Film Festival; and (5) the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

The Aggregated Purchasing and the Merchant Services Programs are proprietary group purchasing affinity programs (see www.BidGive.com for more details). Members and supporters of associations, schools, and charitable organizations, as well as merchants that wish to support the above and various national not-for-profit organizations may enroll through BidGive to participate in each Program.  In the Aggregated Purchasing Program (“APP”) participants agree to purchase various goods and services at substantial discounts from participating vendors. These goods and services providers, such as Office Depot and Lyreco, agree to provide discounts to the program enrollees and to share a portion of the revenues generated with BidGive, which will then distribute royalties to the participating association and not-for-profit parties, including commissions to the organizations that helped the Company bring the program to fruition. In the Merchant Services Program merchants that wish to support various schools, and not-for-profits may enroll through BidGive for a merchant account, and process all their credit and debit card transactions through BidGive’s merchant vendor partners. These vendor partners, such as First Data (fka Chase/Paymentech) and EVO/GMS, in turn, agree to provide lower cost processing to the merchants and to share the net revenue fees generated with each transaction with BidGive, which will then distribute royalties to the participating parties, including commissions to organizations that helped the Company bring the program to fruition.

The Company has agreed with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  A four star corporate retreat near Toronto, the Kingbridge Centre, has agreed with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre” beginning Fall 2009. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for June 2009.

BidGive is also developing and operating the Millennium Development Goals Awards Program (the “MDG Awards”) in association with the United Nations. Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural UN MDG Awards program and international ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility in association with the UN’s Public-Private Alliance Foundation to manage the entire MDG Awards Program and oversee the international ceremony and broadcast production contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was unveiled at the United Nations headquarters in Geneva.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community. The MDG Awards Program (www.MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding.

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

On October 4, 2005, MPublishing, LLC (“MPub”) a Texas limited liability company was formed by BidGive and the American Montessori Society (“AMS”) for the purpose of publishing the magazine “M”, a publication for Montessori families, and operating an associated website wherein a co-branded form of the Company’s Rewards Program would be included.  MPub is 100% owned by the Company, and AMS was entitled to receive a 20% net profit royalty interest in the operation of MPub.   In May 2007, MPub sold all the assets and publishing operations, including the magazine and associated website, to Creede Media, LLC.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities.  Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.  The Company had no cash equivalents at December 31, 2008 and 2007.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement

No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

Income Taxes

The Financial Accounting Standards Borard (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions.  At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of December 31, 2008, the Company had no accrued interest and penalties related to uncertain tax positions.  Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

2008

2007

Deferred tax asset:

     Net operating loss carryforward

499,996

448,661

     Valuation allowance

(499,996)

(448,661)

-

-

The components of income tax expense are as follows:

     Current federal tax

-

-

     Current state tax

-

-

     Change in NOL benefit

(51,335)

(282,145)

     Change in allowance

51,335

282,145

-

-

A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company’s ability to realize such assets.  At December 31, 2008, the Company has available net operating loss carryforwards of approximately $1.5 million for federal income tax purposes that begin to expire in 2016.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of a change in ownership.

Basic and fully diluted loss per share

The computation of net (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with SFAS No. 128, "Earnings per Share," common stock warrants have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the warrants.   Potentially issuable common shares related to warrants totaling 180,000 and 180,000 were considered but not included in the calculation of diluted earnings per share for the period ended December 31, 2008 and 2007, respectively, because their inclusion would be anti-dilutive..

Year ended December 31,
		2008	2007

Numerator:	Loss from continuing operations	$ (150,985)	$ (874,844)

	Net loss	$ (150,985)	$ (829,836)

Denominator:	Weighted-average common shares outstanding
	Basic and diluted	6,931,333	6,721,939

LOSS PER SHARE:
Basic
	Loss from continuing operations	$ (0.02)	$ (0.13)

	Net loss	$ (0.02)	$ (0.12)
Diluted
	Loss from continuing operations	$ (0.02)	$ (0.13)

	Net income	$ (0.02)	$ (0.12)

Share-Based Payments

The Company has adopted the fair value based method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment” (SFAS 123[R]).  In accordance with SFAS 123[R], warrant expense of $0 and $32,635 was recognized for the years ended December 31, 2008 and 2007, respectively.  The expense was calculated using the Black-Scholes valuation model.

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2008 and 2007.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.

Beneficial Conversion Feature

The Company has adopted Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to EITF Issues No. 98-5 and 00-27. Expense recorded on the Company's financial statements during the years ended December 31, 2008 and 2007 as a result of adoption of EITF issues No. 98-5 and 00-27 totaled $12,481 and $0, respectively.

2.

CONVERTIBLE  DEBT

During 2008  and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share.

Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with EITF 98-5.  There was no beneficial conversion feature associated with the convertible debt issued in for the year ended December 31, 2007.

For the convertible debt issued during the year ended December 31, 2008, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $12,481 in expense for the accretion of the discount during the years ended December 31, 2008.

During the years ended December 31, 2008 and 2007, the Company issued 313,083 and 49,290, of the Company’s common stock for the conversion of $72,513 and $16,128, respectively of convertible debt and interest.

Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately (see Note 5), or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, have extended due dates, ranging from April 2009 through June 2009.

3.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $1,470,575 at December 31, 2008. The Company also has a negative working capital and negative cash flow from operations of $488,522 and $111,276, respectively, at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

4.

RELATED PARTY TRANSACTIONS

The Company has issued convertible notes (see note 2) to officers and majority shareholders in order to obtain funding for operations. The notes total $127,600 at December 31, 2008 and have accrued interest totaling approximately $36,674.

In addition, in 2006 the Company issued a $9,000 note payable to its president, with interest payable and due in six months at 10% per annum.  In 2007, the Company issued three additional notes totaling $28,925 payable to its president, with interest payable and due in three to six months at 10% per annum.  In 2008, the Company issued notes to its president with two remaining due at December 31, 2008 in an amount totaling $21,500, with interest payable and due in three months at 10% per annum.  The Company also issued two notes payable to its vice president in 2008, in the total amount of $2,700, with interest payable and due in six months at 2% per annum. The due dates on these notes have all been extended by agreement.

The Company has paid contractor fees to the Company’s president totaling $49,500 and $66,500 in lieu of officer’s salaries, during the year ended December 31, 2008 and 2007 respectively.

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

Stockholders’ Equity

Common Stock

During the period ended December 31, 2007, the Company issued 49,290 shares in conversion of convertible notes in the amount of $72,513.  Further, we issued 57,500 shares at $1.40 for debt in the amount of $80,000.  We issued 495,415 shares for services rendered in behalf of the company at an average rate of $1.39 per share in the amount of $688,627.

During the period ended December 31, 2008, the Company issued 313,083 shares in conversion of convertible notes in the amount of $16,128.  Further we issued 88,290 shares for services rendered in behalf of the company at $0.02 per share in the amount of $1,766.

Warrants

During 2007, the Company granted 180,000 common stock warrants to consultants.  These warrants vested immediately and can be exercised at a price of $2.50 any time for a period of five years.

A summary of our common stock warrants as of December 31, 2007 and 2008, and the changes during 2007 and 2008 are presented below:

Weighted

Number of Average

Warrants Exercise Price

Outstanding at January 1, 2007

-

-

Granted

   180,000

$

2.50

Exercised

-

-

Forfeited

 -

____

Outstanding at December 31, 2007

     180,000

$

2.50

Granted

-

-

Exercised

-

-

Forfeited

______-___

______-____

Outstanding at December 31, 2008

     180,000

$

2.50

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, "Share-based Payment" (SFAS 123R), using the modified-prospective-transition method.  Under this transition method, total compensation cost for 2007 and 2008 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Accordingly, compensation cost for grants of stock warrants of $32,635 and $0 has been recognized in the accompanying consolidated statements of operations for 2007 and 2008, respectively.

We estimated the fair value of our option awards granted using the Black-Scholes option-pricing model.  We recorded compensation expense immediately as they vested as such.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option valuation model, using the following assumptions:

2007

2008

Five Year Risk Free Rate

   5%

   -

Dividend Yield

 0%

   -

Volatility

   25%

   -

Expected Term

   5

   -

Common stock warrants outstanding and exercisable under this plan as of December 31, 2007 and 2008 are:

_______________Warrants Outstanding________________

Warrants Exercisable__

Weighted

Average

Weighted

Weighted

Remaining

Average

Average

Exercise

Number

Contractual

Exercise

Number

Exercise

Price

Outstanding

Life (Years)

Price

Exercisable

Price____

2.50

180,000

3.25

2.50

180,000

2.50

180,000

180,000

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a filing of Form 8-K, on or about March 31, 2009, the Company engaged and ratified the employment of Chisolm, Bierwolf, Nilson & Morrill, LLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2008. During the fiscal year ended December 31, 2008, there have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this amended Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company's executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended December 31, 2008, the Board of Directors held no formal meetings, but took action once by unanimous written consent. There are no family relationships among any of the Directors, nominees or executive officers. Other than its officers, the Company currently has no other significant employees.

The following persons comprise the directors and executive officers of the Company as of December 31, 2008:

Name	Age	Director/Officer Since	Position(s) Held
James P. Walker, Jr.	48	2003	President, Chief Executive Officer, Secretary and Director
Michael Jacobson	56	2004	Director and Vice President
Rebecca Richardson-Blanchard	42	2005	Interim Chief Financial Officer and Treasurer
Ronald D. Gardner	67	2004	Chairman of the Board

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

Michael Jacobson.  Michael Jacobson served as Vice President and Chairman of the Board of Directors of BidGive International from March 2004 to December 2008, relinquishing his position and title as Chairman in December 2008, but continuing as a Director and Vice President.  From 1984 to 1998, he was Vice President of Marketing for the SEN Group, a firm that created special events for not-for-profits, corporate sales and event promotions, and high net worth individuals. Subsequently, he was VP Marketing of Market City USA, an Internet based discounter, for two years (April 1998 to April 2000) before resigning that position to create and launch BidGive, Inc. in April 2000. Mr. Jacobson is chiefly responsible for establishing and managing BidGive International’s sales and marketing campaigns. Mr. Jacobson currently devotes his full time and attention to BidGive International, and has not had any other business activities from April 2001 to the present other than with BidGive, Inc. and BidGive Group, LLC.

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

Ronald D. Gardner.  Ronald D. Gardner has served as a director of BidGive International since March 2004, and assumed the Chairmanship of the Board in December 2008. Since 1998, Mr. Gardner has been self-employed as an independent sales and marketing consultant in the debit and prepaid calling markets.  From 1988 to 1998 Mr. Gardner worked in the telecommunications industry.  From 1996 to 1998, he was President of Logiphone Group, a telecommunications company doing business in the Netherlands.  During 1995 he was a consultant to ACR, Inc., which was engaged in the business of selling and marketing long distance services, and The Furst Group, Inc., which was engaged in the business of selling prepaid calling card services.  From 1988 through 1994 he worked for Comac, Inc., a private telecommunications company reselling AT&T long distance services.  During the period from 1992 to 1994 he was the President of Comac, Inc., and prior to that time he was national director of sales and marketing for Comac, Inc.  Mr. Gardner is a graduate of West Virginia University (BS 1963) and New Mexico Highlands University (MS 1968).

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

Kelly Walker.  Kelly Walker is majority owner and President of Benchmark Environmental Consultants, and is an international consultant on energy and environmental issues for major corporations. .Ms. Walker has more than twenty years’ experience with corporate operations and procedures, risk management assessments and disclosures, and structuring project ventures. Ms. Walker also serves as a business liaison between BidGive International and various corporate venture partners.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2008 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 11.

EXECUTIVE COMPENSATION.

Mr. Walker, our president, and Mr. Jacobson, our vice president, were paid $49,500 and $15,500, respectively, in 2008 for services provided to us as independent consultants. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2008. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future.

The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2008, to each of its most highly compensated executive officers of the Company.

Summary Compensation Table

Name And Principal Position	Fiscal year Ended Dec. 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compensation

James P. Walker, Jr.: President, Secretary, Director	2008 2007 2006	$0 $0 $0	-- -- --	-- -- --	-- -- --	-- -- --	$49,500 (1) $66,500 (1) $65,500 (1)

Michael Jacobson: Vice President, Chairman	2008 2007 2006	$0 $0 $0	-- -- --	-- -- --	-- -- --	-- -- --	$15,500 (1) $15,500 (1) $15,000 (1)

(1) Payment for services provided to the Company as independent contractors.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2008.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation
James P. Walker, Jr.	--	--	--	--	--	--	$49,500 (1)

Michael Jacobson	--	--	--	--	--	--	$15,500 (1)

Ronald D. Gardner	--	--	--	--	--	--	$2,630 (1)

(1)

This total does reflect the amounts paid to directors who provided independent contractor services to the Company.  See the Executive Compensation table above.  No Directors were paid for their services as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

James P. Walker, Jr. (1) President, CEO, Secretary and Director 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	1,555,921 (4)	21.27%

Michael Jacobson (1) Chairman of the Board and Vice President 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	1,024,300 (3)	14.01%

Ronald D. Gardner (1) Director 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	376,612 (5)	5.19%

Rebecca Richardson-Blanchard (1) Interim CFO, Treasurer 3538 Caruth Blvd, Suite 200 Dallas, Texas 75225	73,531	1.01%

Robert Schneiderman 843 Persimmon Lane Langhorne, PA 19047	522,388	7.14%

Mid-Continental Securities Corp. P.O. Box 110310 Naples, FL 34108-0106	365,100	5.8%

Frank Pioppi 4 Cliff Avenue Winthrop, MA 02152	388,700(2)	6.2%

All Directors and executive officers (5 persons)	3,552,752	49%

_____________________________

(1) The person listed is an executive officer and/or director of the Company.
(2) Includes the 365,100 shares of Common Stock owned by Mid-Continental Securities Corp. Frank Pioppi is the Chairman of Mid-Continental Securities Corp., and is deemed by that company to be the beneficial owner of 100% of Mid-Continental's shares in the Company.

(3) Of the 1,024,300 shares, 100,000 are held of record by Mr. Jacobson's spouse; therefore, he may be deemed to be a beneficial owner of those shares.

(4) Of the 1,555,921 shares, 110,296 are held of record by Mr. Walker's children. Therefore, he may be deemed to be the beneficial owner of those shares.

(5) Of the 376,612 shares, 45,695 are held of record by Mr. Gardner's spouse; 127,667 shares are held of record by Mr. Gardner's company, Personal Greetings, Inc. These 173,362 shares, while not held directly, may be deemed to be beneficially owned by Mr. Gardner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

James Walker, our President, Secretary and a director has devoted his full time and attention to the BidGive business over the last five years, and Michael Jacobson, our Vice President and Chairman of the Board of Directors, has devoted substantial time and attention to BidGive business over the last four years, focusing more of his attention on the MDG Awards program with the United Nations over the last year.  They have also paid certain necessary expenses on our behalf, which payments were treated as capital contributions or reimbursable expenses.  The expenses paid by Mr. Walker are estimated to be approximately $7,500, and the expenses paid by Mr. Jacobson are estimated to be approximately $2,500.  Further, in 2004 members of management contributed funds for operational expenses to BidGive International as short term loans and convertible debt, as follows: James Walker, $20,650, Michael Jacobson, $1,590, Thomas Richardson, $10,000, Ronald Gardner, $1,250. In 2005 and 2006, James Walker contributed another $39,000 and $9,000, respectively, in funds for operational expenses to BidGive as short term loans and convertible debt. In 2007, James Walker also contributed another $28,925 in funds for operational expenses to BidGive as short term loans. In 2008, James Walker also contributed another $21,500 in funds, and Michael Jacobson also contributed another $2,700 in funds for operational expenses to BidGive as short term loans. At present, we have not entered into employment agreements with either Mr. Walker or Mr. Jacobson; however, we anticipate entering into such agreements with Mr. Walker and Mr. Jacobson in the future. Mr. Walker and Mr. Jacobson were paid $49,500 and $15,000, respectively, in 2008 for services provided to us as independent consultants. Other than as described in the preceding sentences, no officer or employee has received or accrued any compensation through December 31, 2008.  When BidGive Group, LLC was formed to purchase certain select assets (the discount certificate concept) from BidGive, Inc., membership interests in BidGive Group, LLC were dividended to all BidGive, Inc. stockholders as part of the purchase price for such assets. Accordingly, on October 2, 2003, 800,000 membership interest units of BidGive Group, LLC were issued to each of Mr. Walker and Mr. Jacobson as a dividend on the shares of BidGive, Inc. common stock held by each of them.  On December 4, 2003, the date of the merger of BidGive Group, LLC into the Merger Sub, Mr. Walker and Mr. Jacobson were each issued 1,470,625 shares of the our common stock in exchange for each individual’s 800,000 membership interest units in BidGive Group, LLC based on a formula applied equally to all BidGive Group, LLC members in such merger.

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

The Company has issued convertible notes to officers and majority shareholders in order to obtain funding for operations. The notes total $127,600 at December 31, 2008 and have accrued interest totaling $36,674.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1) The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC, for audit of the Company's annual financial statements was $0 for the fiscal year ended December 31, 2008.  The aggregate fees billed by Child, Sullivan and Company N/K/A Child, VanWagoner and Bradshaw, PLLC for audit of the Company's annual financial statements was $8,000 for the fiscal year ended December 31, 2007.  The aggregate fees billed by Child, VanWagoner and Bradshaw, PLLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB and Form 10-Q were $9,000 during the period ended December 31, 2007 and $10,600 during the period ended December 31, 2008.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB and Form 10-Q was $0 during the period ended December 31, 2008.

(2) Child, VanWagoner and Bradshaw, PLLC billed the Company $0 for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal year ended December 31, 2007.  Chisholm, Bierwolf, Nilson & Morrill, LLC, billed the Company $0, for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal year ended December 31, 2008

Tax Fees

(3) The aggregate fees billed by Child, VanWagoner and Bradshaw, PLLC for tax compliance, tax advice and tax planning was $0 for the fiscal year ended 2007.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice and tax planning was $0 for the fiscal year ended 2008.

All Other Fees

(4) Child, VanWagoner and Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2007.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Bidgive International, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Dated: April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer, Secretary, and Director

Dated: April 15, 2009

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer, Principal Accounting Officer

Dated: April 15, 2009

By: /S/ Ronald D. Gardner

Director, Chairman of the Board

Dated: April 15, 2009