Form 10-Q
period 2009-03-31
BIDGIVE INTERNATIONAL INC
filed 2009-05-20
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: MARCH 31, 2009

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

The number of shares outstanding of the registrant's common stock on March 31, 2009: 8,891,870

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$4,292	$1,139
Total current assets	4,292	1,139

Total assets	$4,292	$1,139

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$191,501	$187,779
Accrued interest	41,078	36,674
Lines of credit	76,102	78,499
Loans payable	15,934	15,934
Loans from shareholder	45,897	43,967
Short term convertible debt - related party, net	127,600	126,808
Total current liabilities	498,112	489,661

Total liabilities	498,112	489,661

Common stock subject to rescission rights, $.001 par value; 32,400 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Common stock: $.001 par value; 20,000,000 shares authorized; 8,859,470 and 7,279,470 shares issued and outstanding, respectively	8,859	7,279
Additional paid in capital	948,494	934,274
Accumulated deficit	(1,491,673)	(1,470,575)

Total stockholders' (deficit)	(534,320)	(529,022)

Total liabilities and stockholders' (deficit)	$4,292	$1,139

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31,
	2009	2008
Revenues
Sales revenues	$3,872	$3,802
Cost of goods sold	-	-
Gross Profit	3,872	3,802

Operating expenses
Consulting fees	15,800	-
Professional fees	759	17,126
Office expenses/administrative	409	1,807
Other expenses	1,411	9,659
Total operating expenses	18,379	28,592

Loss from operations	(14,507)	(24,790)

Other income (expense)
Interest expense – accretion of debt discount	(792)	-
Interest expense	(5,799)	(3,917)
Total other income (expense)	(6,591)	(3,917)

Net loss before income taxes	(21,098)	(28,707)
Provision for income taxes	-	-

NET LOSS	$(21,098)	$(28,707)

Basic and fully diluted net loss per share	$(0.00)	$(0.00)
Basic and fully diluted weighted average number of shares outstanding, including shares subject to rescission	7,873,648	6,910,497

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(21,098)	$(28,707)
Adjustments to reconcile net loss to net cash used in operations:
Accrued interest	4,402	2,991
Accretion of debt discount	792	-
Stock issued for services	15,800	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,723	11,368
Credit cards payable	(2,396)	-
Net cash provided by (used in) operations	1,223	(14,348)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Issuance of convertible debt	-	10,000
Payments on loans from shareholder	(16,500)	(100)
Loans from shareholder	18,430	12,291
Net cash provided by financing activities	1,930	22,191

Increase (decrease) in cash and cash equivalents	3,153	7,843
Cash and cash equivalents, beginning of period	1,139	2,055
Cash and cash equivalents, end of period	$4,292	$9,898

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Stock issued for services	$15,800	$-

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2008 financial statements in Form 10-K.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The consolidated financial statements presented are those as of March 31, 2009 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

We spent much of 2008 developing programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) our Shaolin Wellness Center and Chinese Tea Room at the Kingbridge Centre in Toronto, Canada; (4) the DotCom Film Festival; and (5) the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

MARCH 31, 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and Fully Diluted Earnings Loss per Share

The computation of net (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted loss per share, which considers potentially issuable shares on common stock equivalents.  In accordance with SFAS No. 128, "Earnings per Share," common stock warrants have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the warrants.   Potentially issuable common shares related to warrants totaling 180,000 and 180,000 were considered but not included in the calculation of diluted earnings loss per share for the periods ended March 31, 2009 and March31, 2008, respectively, because their inclusion would be anti-dilutive..

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net loss available to common stockholders (numerator)	$ (21,098)	$ (28,707)
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	7,873,648	6,910,497
Basic and fully diluted loss per share	$ (0.00)	$ (0.00)

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

MARCH 31, 2009

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

There was no convertible debt issued in the first quarter of 2009. During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share. Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with EITF 98-5. There was no beneficial conversion feature associated with the convertible debt issued in for the year ended December 31, 2007. For the convertible debt issued during the year ended December 31, 2008, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $12,481 in expense for the accretion of the discount during the years ended December 31, 2008 and $792 during the period ended March 31, 2009. During the years ended December 31, 2008 and 2007, the Company issued 313,083 and 49,290, of the Company’s common stock for the conversion of $72,513 and $16,128, respectively of convertible debt and interest. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, have extended due dates, and none of the notes is currently in default.

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

NOTE 3 STOCK TRANSACTIONS

Common Stock

On February 27, 2009, the Company issued 1,580,000 shares of common stock valued at $.01 per share to several individuals for services rendered throughout the last few years.  The Company recognized $15,800 in consulting expenses for these services during the three months ending March 31, 2009.

Warrants

During 2007, the Company granted 180,000 common stock warrants to consultants.  These warrants vested immediately and can be exercised at a price of $2.50 any time for a period of five years.  There were no warrants granted in 2008 or through March 31, 2009 and all warrants vested prior to 2008.

A summary of our common stock warrants as of December 31, 2008 and March 31, 2009, and the changes during these periods are presented below:

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

MARCH 31, 2009

NOTE 3 STOCK TRANSACTIONS (Continued)

Warrants (Continued)

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2008	180,000	$ 2.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	180,000	$ 2.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	180,000	$ 2.50

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, "Share-based Payment" (SFAS 123R), using the modified-prospective-transition method.  Under this transition method, total compensation cost for 2007 and 2008 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The aggregate intrinsic value of stock warrants outstanding and exercisable at March 31, 2009 and December 31, 2008 totals $0 and $0, and $0 and $0, respectively.

Common stock warrants outstanding and exercisable under this plan as of March 31, 2009 and December 31, 2008 are:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50	180,000	3.00	$2.50	180,000	$2.50
	180,000			180,000

NOTE 4

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

BIDGIVE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

MARCH 31, 2009

NOTE 5 MATERIAL AGREEMENTS

On April 2, 2009, the Company entered into a confidential provisional letter of intent agreement with a third party for the potential sale of the Company’s public trading vehicle to the potential purchaser.  Company was paid a nonrefundable $12,000 deposit in two installments in exchange for granting the third party a sixty-day exclusive period to perform its due diligence and complete a proposed transaction.  $10,000 of such deposit is included in Company’s financials for the period ending March 31, 2009 as an accrued liability until the transaction is completed or the exclusive period expires.

NOTE 6 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As of March 31, 2009, the Company has incurred accumulated deficits of $1,491,673 and only had cash of $4,292.  The Company has had recurring net losses and negative working capital.  The Company had a working capital deficit of $493,820 and $488,522 for March 31, 2009 and December 31, 2008, respectively.  While the Company experienced a positive cash flow from operations for the period ended March 31, 2009, historically, the Company has had negative cash flows from operations.  Management feels that the related revenues from operations and short-term loans will provide the Company with sufficient working capital to allow it to continue as a going concern.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes.

SAFE HARBOR REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this prospectus are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-Q. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

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

Our consolidated revenues were $3,872 for the three months ended March 31, 2009 (unaudited).  We derive our revenues from the sale of marketing brochures, and our project and program development and management services.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues.  Our revenues increased to $3,872 during the three months ended March 31, 2009 from $3,802 during the three months ended March 31, 2008.  The increase in revenue from 2008 was due to increased operations and expansion of programs and projects, discussed below.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased $10,213 or 36% to $18,379 during the three months ended March 31, 2009 from $28,592 during the three months ended March 31, 2008.  The decrease was primarily due to cost-cutting measures implemented.

Net income/loss.  The net loss was $21,098 during the three months ended March 31, 2009 compared to a net loss of $28,707 during the three months ended March 31, 2008. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations.

Total liabilities. Our total liabilities increased $8,541 or 2% to $498,112 at March 31, 2009 compared to $489,661 at December 31, 2008. The increase consisted primarily of increased credit card debt and loans from shareholders.

Liquidity and Capital Resources

For the three months ended March 31, 2009, the Company’s consolidated balance sheet reflects current and total assets of $4,292 in comparison to $1,139 for December 31, 2008, and current liabilities of $498,112 for March 31, 2009 in comparison to $489,661for December 31, 2008.  The increase in current liabilities is due to the increase in loans to shareholders and credit card debt, interest expense, and inclusion of the deposit for the proposed public vehicle sale.

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

The Aggregated Purchasing and the Merchant Services Programs are proprietary group purchasing affinity programs (see www.BidGive.com for more details). Members and supporters of associations, schools, and charitable organizations, as well as merchants that wish to support the above and various national not-for-profit organizations may enroll through BidGive to participate in each Program.  In the Aggregated Purchasing Program (“APP”) participants agree to purchase various goods and services at substantial discounts from participating vendors. These goods and services providers, such as Office Depot and Lyreco, agree to provide discounts to the program enrollees and to share a portion of the revenues generated with BidGive, which will then distribute royalties to the participating association and not-for-profit parties, including commissions to the organizations that helped the Company bring the program to fruition. In the Merchant Services Program merchants that wish to support various schools, and not-for-profits may enroll through BidGive for a merchant account, and process all their credit and debit card transactions through BidGive’s merchant vendor partners. These vendor partners, such as First Data and EVO/GMS, in turn, agree to provide lower cost processing to the merchants and to share the net revenue fees generated with each transaction with BidGive, which will then distribute royalties to the participating parties, including commissions to organizations that helped the Company bring the program to fruition.

The Company has contracted with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  A four star corporate retreat near Toronto, the Kingbridge Centre, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre” beginning September 2009. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content is under development with completion scheduled for July 2009.

BidGive is also developing and operating on behalf of the UN the Millennium Development Goals Awards Program (the “MDG Awards”). Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural MDG Awards program and international ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility to manage the entire MDG Awards Program and oversee the international ceremony and broadcast production contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community. The MDG Awards Program (www.MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding.

Events Subsequent to March 31, 2009

None.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2009, the Company had no off balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the FASB  issued SFAS  No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, ACCOUNTING FOR DEFENSIVE INTANGIBLE ASSETS (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

On January 12, 2009 the Financial Accounting Standards Board ("FASB") issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

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

Dated:  May 20, 2009

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  May 20, 2009

 By: /s/ Rebecca Richardson-Blanchard

               Interim Chief Financial Officer