Form 10-Q
period 2009-06-30
BIDGIVE INTERNATIONAL INC
filed 2009-08-19
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: June 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [   ] Yes   [ X ] No

The number of shares outstanding of the registrant's common stock on June 30, 2009:   8,891,870

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$2,377	$1,139
Total current assets	2,377	1,139

Total assets	$2,377	$1,139

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$187,426	$187,779
Accrued interest	45,667	36,674
Lines of credit	75,724	78,499
Loans payable	15,085	15,934
Loans from shareholder	45,897	43,967
Short term convertible debt - related party, net	127,600	126,808
Total current liabilities	497,399	489,661

Total liabilities	497,399	489,661

Common stock subject to rescission rights, $.001 par value; 32,400 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Common stock: $.001 par value; 20,000,000 shares authorized; 8,859,470 and 7,279,470 shares issued and outstanding, respectively	8,859	7,279
Additional paid in capital	948,494	934,274
Accumulated deficit	(1,492,875)	(1,470,575)

Total stockholders' (deficit)	(535,522)	(529,022)

Total liabilities and stockholders' (deficit)	$2,377	$1,139

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Revenues
Sales revenues	$6,139	$4,795	$10,011	$8,598
Cost of goods sold	2,457	2,782	2,457	2,782
Gross Profit	3,682	2,013	7,554	5,816

Operating expenses
Consulting fees	-	5,200	15,800	8,200
Professional fees	8,370	19,222	9,129	36,348
Office expenses/administrative	677	2,872	1,086	4,679
Other expenses	4,452	7,776	5,863	14,436
Total operating expenses	13,499	35,070	31,878	63,663

Loss from operations	(9,817)	(33,057)	(24,324)	(57,847)

Other income (expense)
Other Income	14,500	-	14,500	-
Interest expense - accretion of debt discount	-	-	(792)	-
Interest expense	(5,885)	(8,220)	(11,684)	(12,137)
Total other income (expense)	8,615	(8,220)	2,024	(12,137)

Net loss before income taxes	(1,202)	(41,277)	(22,300)	(69,984)
Provision for income taxes	-	-	-	-

NET LOSS	$(1,202)	$(41,277)	$(22,300)	$(69,984)

Basic net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average number of shares outstanding, including shares subject to rescission	8,891,870	6,910,497	8,385,572	6,910,497

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(22,300)	$(69,984)
Adjustments to reconcile net loss to net cash used in operations:
Accretion of debt discount	792	-
Stock issued for services	15,800	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(353)	-
Accrued interest	8,993	10,111
Lines of credit	(2,774)	6,220
Unearned revenue	-	(2,257)
Net cash provided by (used in) operations	158	(55,910)

Cash flows from investing activities	-	-
Cash flows from financing activities:
Issuance of convertible debt	-	70,502
Repayment of short term loans - related parties	(850)	-
Loans from shareholder	1,930	2,541
Net cash provided by financing activities	1,080	73,043

Increase (decrease) in cash and cash equivalents	1,238	17,133
Cash and cash equivalents, beginning of period	1,139	2,055
Cash and cash equivalents, end of period	$2,377	$19,188

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,691	$1,330
Income taxes paid in cash	$-	$-
Non-cash investing and financing activities
Common stock issued for services	$15,800	$-

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Nature of Business

The consolidated financial statements presented are those as of June 30, 2009 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

We spent much of 2008 working to expand programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) and the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

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

On October 4, 2005, MPublishing, LLC (“MPub”) a Texas limited liability company was formed by BidGive and the American Montessori Society (“AMS”) for the purpose of publishing a magazine for Montessori families and operating an associated website. MPub was 100% owned by the Company, and AMS was entitled to receive a 20% net profit royalty interest in the operation of MPub.   In May 2007, MPub sold all the assets and publishing operations, including the magazine and associated website, to Creede Media, LLC.

Basic and Fully Diluted Earnings Loss per Share

The computation of net (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted loss per share, which considers potentially issuable shares on common stock equivalents.  In accordance with SFAS No. 128, "Earnings per Share," common stock warrants have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the warrants.   Potentially issuable common shares related to warrants totaling 180,000 and 180,000 were considered but not included in the calculation of diluted earnings loss per share for the periods ended June 30, 2009 and June 30, 2008, respectively, because their inclusion would be anti-dilutive.

The following data shows the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss available to common stockholders (numerator)	$ (1,202)	$ (41,277)	$ (22,300)	$ (69,984)
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	8,891,870	6,910,497	8,385,572	6,910,497
Basic and fully diluted loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

There was no convertible debt issued in the first and second quarters of 2009. During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share. One of the notes issued in 2005 at a conversion price of $1.50 was renegotiated with the holder in the second quarter of 2009 to be convertible at par value ($0.001) in light of the collapse in the trading price per share and to assist the Company with the sale of the public vehicle. Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt

can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with EITF 98-5. There was no beneficial conversion feature associated with the convertible debt issued in for the year ended December 31, 2007. For the convertible debt issued during the year ended December 31, 2008, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $12,481 in expense for the accretion of the discount during the years ended December 31, 2008 and $792 during the period ended March 31, 2009. During the years ended December 31, 2008 and 2007, the Company issued 313,083 and 49,290, of the Company’s common stock for the conversion of $72,513 and $16,128, respectively of convertible debt and interest. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, have extended due dates, and none of the notes is currently in default.

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

NOTE 3

REVENUE RECOGNITION

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors or customers, usually via credit card transactions, checks, wire or account transfers. The Company also receives some cash payments from vendors and customers in payment for the advertising, marketing and management services it receives, which is recognized as revenue when services have been performed and milestones achieved, when applicable. Revenue is generally realized when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company’s selling price is fixed and determinable, and collectability is reasonably assured. Deferred revenue for marketing and management services is recorded when payments are received in advance of substantial completion of services which may include the production of promotional materials and advertising. The Company also received $14,500 in a non-refundable deposit for the sale of the public shell.  The negotiations for this sale fell through during the period ended June 30, 2009.  Therefore, this deposit was recorded as other income by the Company.

NOTE 4 STOCK TRANSACTIONS

Common Stock

On February 27, 2009, the Company issued 1,580,000 shares of common stock valued at $.01 per share to several individuals for services rendered throughout the last few years.  The Company recognized $15,800 in consulting expenses for these services during the six months ending June 30, 2009.

Warrants

During 2007, the Company granted 180,000 common stock warrants to consultants.  These warrants vested immediately and can be exercised at a price of $2.50 any time for a period of five years.  There were no warrants granted in 2008 or through June 30, 2009 and all warrants vested prior to 2008.

A summary of our common stock warrants as of December 31, 2008 and June 30, 2009, and the changes during these periods are presented below:

Warrants

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2008	180,000	$ 2.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	180,000	$ 2.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2009 (unaudited)	180,000	$ 2.50

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, "Share-based Payment" (SFAS 123R), using the modified-prospective-transition method.  Under this transition method, total compensation cost for 2007 and 2008 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The aggregate intrinsic value of stock warrants outstanding and exercisable at June 30, 2009 and December 31, 2008 totals $0 and $0, and $0 and $0, respectively.

Common stock warrants outstanding and exercisable under this plan as of June 30, 2009 and December 31, 2008 are:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50	180,000	3.00	$2.50	180,000	$2.50
	180,000			180,000

NOTE 5 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As of June 30, 2009, the Company has incurred accumulated deficits of $1,492,875 and only had cash of $2,377.  The Company has had recurring net losses and negative working capital.  The Company had a working capital deficit of $495,022 and $488,522 for June 30, 2009 and December 31, 2008, respectively.  While the Company experienced a positive cash flow from operations for the period ended June 30, 2009, historically, the Company has had negative cash flows from operations.  Management feels that the related revenues from operations and reduction in expenses and overhead, including the lower costs with returning to operating as a private company, will provide the Company with sufficient working capital to allow it to continue as a going concern, however revenues must increase significantly for the Company to remain viable.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes.

Disclaimer Regarding Forward-Looking Statements

Certain statements in this prospectus are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-K. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

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

Our revenues were $10,011 for the six months ended June 30, 2009 (unaudited).  We derive our revenues from the sale of marketing brochures, and our project and program development and management services.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues.  Our revenues increased to $10,011 during the six months ended June 30, 2009 from $8,598 during the six months ended June 30, 2008.  The increase in revenue was due to a slight increase in sales.  The Company also received $14,500 in a non-refundable deposit for the sale of the public shell.  The negotiations for this sale fell through during the period ended June 30, 2009.  Therefore, this deposit was recorded as other income by the Company.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased to $31,878 during the six months ended June 30, 2009 from $63,663 during the six months ended June 30, 2008.  The decrease was primarily due to lower costs associated with operations and reduced sales activity.

Net loss.  The net loss was $22,300 during the six months ended June 30, 2009 compared to a net loss of $69,984 during the six months ended June 30, 2008. The loss was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations.

Accounts Payable and Accrued Liabilities (including accrued interest). Our accounts payable and accrued liabilities increased $41,809 to $308,817 at June 30, 2009 from $267,008 as of June 30, 2008. The increase consisted primarily of increased credit card debt, interest and costs associated with being a public entity, including accounting, audit and legal fees.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues.  Our revenues increased to $6,139 during the three months ended June 30, 2009 from $4,795 during the three months ended June 30, 2008.  The increase in revenue was due to a slight increase in sales.  The Company also received $14,500 in a non-refundable deposit for the sale of the public shell.  The negotiations for this sale fell through during the period ended June 30, 2009.  Therefore, this deposit was recorded as other income by the Company.

Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased to $13,499 during the three months ended June 30, 2009 from $35,070 during the three months ended June 30, 2008.  The decrease was primarily due to lower costs associated with operations and reduced sales activity.

Net Gain/loss.  The net loss was $1,202 during the three months ended June 30, 2009 compared to a net loss of $41,277 during the three months ended June 30, 2008. The gain was primarily due to sales, general and administrative expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations.

Liquidity and Capital Resources

For the six months ended June 30, 2009, the Company’s consolidated balance sheet reflects current and total assets of $2,377 in comparison to $1,139 for December 31, 2008, and current liabilities of $497,399 in comparison to $489,661 for December 31, 2008.  The increase in current liabilities is due to the increase in credit card debt, interest and costs associated with being a public entity, including accounting, audit and legal fees.

The Company does not presently have adequate cash or sources of financing to meet either its short-term or long-term capital needs. The Company has not currently identified any sources of available working capital, other than revenues generated by ongoing operations. The Company may not receive any significant amount of cash flow from operations. The Company may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to it. If the Company does not receive significant cash flow from operations and is unable to raise additional capital from other sources, it will be required to limit its operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail its plans to the extent they can be financed with ongoing operations, proceeds provided by joint venture partners, and debt financing.  The Company needs to decrease expenses and increase revenues significantly to continue as a going concern, and those actions are proving difficult in the present economic environment. As previously stated, we continue to negotiate the sale of the public shell vehicle upon terms that are beneficial to the Company, its shareholders and creditors, and having had one transaction fail to conclude, the Company is pursuing alternate sales.

Plan of Operations

We plan to continue our efforts expanding our programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; and (3) the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

The Aggregated Purchasing and the Merchant Services Programs are proprietary group purchasing affinity programs (see www.BidGive.com for more details). Members and supporters of associations, schools, and charitable organizations, as well as merchants that wish to support the above and various national not-for-profit organizations may enroll through BidGive to participate in each Program.  In the Aggregated Purchasing Program (“APP”) participants agree to purchase various goods and services at substantial discounts from participating vendors. These goods and services providers, such as Office Depot and Lyreco, agree to provide discounts to the program enrollees and to share a portion of the revenues generated with BidGive, which will then distribute royalties to the participating association and not-for-profit parties, including commissions to the organizations that helped the Company bring the program to fruition. In the Merchant Services Program merchants that wish to support various schools, and not-for-profits may enroll through BidGive for a merchant account, and process all their credit and debit card transactions through BidGive’s merchant vendor partners. These vendor partners, such as FirstData, Chase/Paymentech and EVO/GMS, in turn, agree to provide lower cost processing to the merchants and to share the net revenue fees generated with each transaction with BidGive, which will then distribute royalties to the participating parties, including commissions to organizations that helped the Company bring the program to fruition.  Obtaining “buy-in” to these programs from participants is proving difficult, and the Company is constantly adjusting its approach and marketing to determine a viable course.

BidGive is also developing and operating the UN Millennium Development Goals Awards Program (the “MDG Awards”). Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural UN MDG Awards program and international ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility to manage the entire MDG Awards Program and oversee the international ceremony and broadcast production contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  Part of the Company’s responsibilities is to raise sponsorship funds for the Awards and ceremony from the international community, which in the present economic environment is proving difficult. The MDG Awards Program (www.MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding.

Events Subsequent to June 30, 2009

None.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2009, the Company had no off balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company will adopt the requirements of Statement No. 165 beginning with its June 30, 2009 interim financial statements.

None of these recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

 Part II - Other Information

Item 1.      Legal Proceedings

In June 2009, an individual with whom the Company had only limited contact, filed suit in a District Court in Dallas County, Texas against the Company, and against DotCom Film Festival, LLC (“DCFF”) and Michael Jacobson (“Jacobson”), individually, based upon a conditional and contingent agreement for future employment entered into by DCFF as negotiated by Jacobson.  The individual is attempting to hold the Company liable for the agreement of DCFF, a separate legal and operational entity, under a claim of “alter ego”.  The Company and its legal counsel believe the claims are without merit and will not result in any liability or damages to the Company.

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

Dated:  August 19, 2009

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  August 19, 2009

 By: /s/ Rebecca Richardson-Blanchard

                Interim Chief Financial Officer