Form 10-Q
period 2009-09-30
BIDGIVE INTERNATIONAL INC
filed 2009-11-24
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: September 30, 2009

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The number of shares outstanding of the registrant's common stock on November 15, 2009:   8,891,870

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$37,993	$1,139
Total current assets	37,993	1,139

Total assets	$37,993	$1,139

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$190,567	$187,779
Accrued interest	50,312	36,674
Lines of credit	74,015	78,499
Loans payable	14,335	15,934
Loans from shareholder	47,347	43,967
Short term convertible debt - related party, net	127,600	126,808
Total current liabilities	504,176	489,661

Total liabilities	504,176	489,661

Common stock subject to rescission rights, $.001 par value; 32,400 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Common stock: $.001 par value; 20,000,000 shares authorized; 8,859,470 and 7,279,470 shares issued and outstanding, respectively	8,859	7,279
Additional paid in capital	954,994	934,274
Accumulated deficit	(1,470,536)	(1,470,575)

Total stockholders' (deficit)	(506,683)	(529,022)

Total liabilities and stockholders' (deficit)	$37,993	$1,139

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Revenues
Sales revenues	$1,719	$4,003	$11,730	$12,601
Cost of goods sold	901	5,459	3,358	8,241
Gross Profit	818	(1,456)	8,372	4,360

Operating expenses
Consulting fees	-	-	15,800	-
Professional fees	1,486	-	10,615	-
Office expenses/administrative	9,873	-	10,959	-
Other expenses	4,056	34,492	9,919	98,155
Total operating expenses	15,415	34,492	47,293	98,155

Loss from operations	(14,597)	(35,948)	(38,921)	(93,795)

Other income (expense)
Other Income	50,000	-	64,500	-
Loss on debt extinguishment	(6,500)	-	(6,500)	-
Interest expense - accretion of debt discount		-	(792)	-
Interest expense	(6,564)	(7,282)	(18,248)	(19,419)
Total other income (expense)	36,936	(7,282)	38,960	(19,419)

Net income (loss) before income taxes	22,339	(43,230)	39	(113,214)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$22,339	$(43,230)	$39	$(113,214)

Basic net income (loss) per share	$0.00	$(0.01)	$0.00	$(0.02)
Weighted average number of shares outstanding, including shares subject to rescission	8,891,870	6,910,497	8,556,192	6,910,497

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$39	$(113,214)
Adjustments to reconcile net loss to net cash used in operations:
Accretion of debt discount	792	-
Loss on debt extinguishment	6,500	-
Stock issued for services	15,800	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,789	(78,525)
Accrued interest	13,638	14,919
Net cash provided by (used in) operations	39,558	(176,820)

Cash flows from financing activities:
Issuance of convertible debt	-	74,456
Payments made on lines of credit	(4,484)	-
Proceeds from lines of credit	-	77,836
Proceeds from short term loans - related parties	3,380	15,335
Repayment of loans from shareholder	(1,600)	-
Loans from shareholder	-	7,541
Net cash provided by financing activities	(2,704)	175,168

Increase (decrease) in cash and cash equivalents	36,854	(1,652)
Cash and cash equivalents, beginning of period	1,139	2,055
Cash and cash equivalents, end of period	$37,993	$403

Supplemental disclosures of cash flow information:
Interest paid in cash	$4,610	$-
Income taxes paid in cash	$-	$-
Non-cash investing and financing activities:
Common stock issued for services	$15,800	$-

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2008 financial statements in Form 10-K and any amendments thereto.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The consolidated financial statements presented are those as of September 30, 2009 of BidGive International, Inc., including MPublishing, LLC of which BidGive owns a 100% interest. Principal operates as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

 We spent much of 2008 working to expand programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; (3) and the MDG Awards Program an internationally broadcast gala event on behalf of and in association with the United Nations.

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

 There was no convertible debt issued in the nine months ended September 30, 2009. During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share; however, one of the notes issued in 2005 at a conversion price of $1.50 was renegotiated with the holder in the second quarter of 2009 to be convertible at par value ($0.001) This debt modification was deemed significant and was recorded as extinguishment accounting.  The Company compared the carrying value of the old debt, and the value of the new debt, and recognized a loss on the extinguishment of the debt of $6,500. Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with GAAP.  There was no beneficial conversion feature associated with the convertible debt issued in for the year ended December 31, 2007. For the convertible debt issued during the year ended December 31, 2008, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $12,481 in expense for the accretion of the discount during the years ended December 31, 2008 and $792 during the period ended March 31, 2009. During the years ended December 31, 2008 and 2007, the Company issued 313,083 and 49,290, of the Company’s common stock for the conversion of $72,513 and $16,128, respectively of convertible debt and interest. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand.   Reference is made to the extensive disclosures and table of convertible notes with full explanations in the "Liquidity and Capital Resources" section of the Company’s filed Form 10-K and all amendments thereto.  The outstanding notes are rolled over and due dates extended as necessary for three to six months each time they become due, and none of the notes are currently in default.  These extensions have no accounting impact.

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

NOTE 3

LINES OF CREDIT, LOANS PAYABLE AND LOANS FROM SHAREHOLDERS

The Lines of Credit ($74,015) consist of revolving debt (a business line of credit, and credit card debt), the Loan Payable ($14,335) is to a third-party business entity that provided a short term loan to the company for business operations, and the Loans from Shareholders ($47,347) are short term loans from shareholders also to cover business operations  The Lines of Credit are issued under standard terms incurring interest and requiring monthly payments. The Loan Payable and the Loans from Shareholders were also issued under standard negotiable terms and accrue nominal interest, ranging from 2% to 10%, but do not require monthly payments, rather are due in full on their due dates, which dates are extended as necessary and presently range from November 2009 to December 2009.

NOTE 4

REVENUE RECOGNITION

The financial statements are prepared based on the accrual method of accounting, which is the required accounting method for a corporation.  The Company recognizes revenues when it receives funds from vendors or customers, usually via credit card transactions, checks, wire or account transfers. The Company also receives some cash payments from vendors and customers in payment for the advertising, marketing and management services it provides, which is recognized as revenue when services have been performed, delivery occurred, and milestones achieved, when applicable. All revenue, including advertising revenue, is handled in this manner; however, with certain sources of revenue and with certain customers, payment is expected upon performance of services, and the company does not extend credit.  In summary, the company receives revenue from royalties on sales proceeds and advertising through the company's website and its proprietary affinity programs.  In 2007, when the company still owned the MPublishing sudsidiary, revenue was generated through advertising and marketing in the various publications.  In 2008, some revenues were generated from advertising and marketing as the company liquidated publishing inventory, along with royalty revenues from the Office Depot program and the First Data program based upon sales made and transactions processed through those merchants and the company's website. No revenues have been generated to date from any other projects in development, including the Shaolin program, the DotCom Film Festival, or the MDG program. The Company also received $64,500 in non-refundable deposits for the sale of the public shell.  The negotiations for these sales fell through during the period ended June 30, 2009 and then again during the period ended September 30, 2009.  Therefore, these deposits were recorded as other income by the Company for these time periods.

NOTE 5 STOCK TRANSACTIONS

Common Stock

On February 27, 2009, the Company issued 1,580,000 shares of common stock valued at $.01 per share to several individuals for services rendered throughout the last few years.  The Company recognized $15,800 in consulting expenses for these services during the six months ending June 30, 2009.

NOTE 6 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2009, the Company has incurred accumulated deficits of $1,470,536 and only had cash of $37,993.  The Company has had recurring net losses and negative working capital.  The Company had a working capital deficit of $466,183 and $488,522 for September 30, 2009 and December 31, 2008, respectively.  While the Company experienced a positive cash flow from operations for the nine month period ended September 30, 2009, historically, the Company has had negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  Management feels that the related revenues from operations and reduction in expenses and overhead will provide the Company with sufficient working capital to allow it to continue as a going concern, however revenues must increase significantly for the Company to remain viable.

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

Our revenues were $11,730 for the nine months ended September 30, 2009 (unaudited).  We derive our revenues from the sale of marketing brochures, and our project and program development and management services.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues.  Our revenues decreased to $11,730 during the nine months ended September 30, 2009 from $12,601 (including discontinued operations) during the nine months ended September 30, 2008.  The decrease in revenue from 2008 was due to decreased fee revenue.

Operating expenses.  Our operating expenses decreased to $47,293 during the nine months ended September 30, 2009 from $98,155 during the nine months ended September 30, 2008.  The decrease was primarily due to lower costs associated with operations and reduced sales activity.

Net gain.  The net income was $39 during the nine months ended September 30, 2009 compared to a net loss of $113,214 during the nine months ended September 30, 2008. The gain was primarily due to other income and a loss on debt extinguishment.

Accounts Payable and Accrued Liabilities (including accrued interest). Our accounts payable and accrued liabilities increased $36,551 to $240,879 at September 30, 2009 from $204,328 as of September 30, 2008. The increase consisted primarily of increased interest expense and credit card debt.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues.  Our revenues decreased to $1,719 during the three months ended September 30, 2009 from $4,003 during the three months ended September 30, 2008.  The decrease in revenue was due to a decrease in fee revenue.

Operating expenses.  Our operating expenses decreased to $15,415 during the three months ended September 30, 2009 from $34,492 during the three months ended September 30, 2008.  The decrease was primarily due to lower costs associated with operations and reduced sales activity.

Net gain.  The net gain was $22,339 during the three months ended September 30, 2009 compared to a net loss of $43,230 during the three months ended September 30, 2008. The gain was primarily due to decreased operating expense and other income and loss on debt extinguishment.

Liquidity and Capital Resources

 For the nine months ended September 30, 2009, the Company’s consolidated balance sheet reflects current and total assets of $37,993 in comparison to $1,139 for December 31, 2008, and current liabilities of $504,176 in comparison to $489,661 for December 31, 2008.  The increase in current liabilities is due to the increase in accrued interest.

The Company does not presently have adequate cash or sources of financing to meet either its short-term or long-term capital needs. The Company has not currently identified any sources of available working capital, other than revenues generated by ongoing operations. The Company may not receive any significant amount of cash flow from operations. The Company may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to it. If the Company does not receive significant cash flow from operations and is unable to raise additional capital from other sources, it will be required to limit its operations to those which can be financed with the modest capital which is currently available and will be required to significantly curtail its plans to the extent they can be financed with ongoing operations, proceeds provided by joint venture partners, and debt financing.  The Company needs to decrease expenses and increase revenues significantly to continue as a going concern, and those actions are proving difficult in the present economic environment.  If the Company is unable to obtain additional financing, or increase revenues from operations and decrease expenses to maintain and expand operations, there exists the possibility that the Company may fail.

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

Events Subsequent to September 30, 2009

None.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2009, the Company had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures that is effective to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. No recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

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

Dated:  November 23, 2009

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  November 23, 2009

 By: /s/ Rebecca Richardson-Blanchard

                Interim Chief Financial Officer