Form 10-K/A
period 2008-12-31
BIDGIVE INTERNATIONAL INC
filed 2009-12-17
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PART I

EXPLANATORY NOTE:

Bidgive International, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed on April 16, 2009 (the "Original Filing") to amend the information contained in the Report of Independent Registered Public Accounting Firm, Item 1, Item 7, the Notes to the Financial Statements, Item 9A(T), and Exhibits 31.1 and 31.2 of the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

The Company is finalizing its contract with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada. A four star corporate retreat near Toronto, the Kingbridge Centre, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre”. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America. This project has been placed on hold until the economy improves.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content was under development, but has been placed on hold until the economy improves and funding can be obtained.

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

Shaolin Monks/Kingbridge Centre Project

In partnership with the Shaolin Monks of Henan, China and in association with the Kingbridge Centre, the

Company plans to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  The Kingbridge Centre, a four star corporate retreat near Toronto, has contracted with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre”. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person and the corporate community. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America. The Company will establish a separate legal entity to own and manage the Sholin/Kingbridge venture, and will obtain investors or such entity and operations. This project has been placed on hold until the economy improves.

DotCom Film Festival Project

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content was under development, but has been placed on hold until the economy improves and funding can be obtained. Once the website is completed, the Company will approach Wal-Mart as a marketing partner to carry the DVD/Board Game in its stores nationwide, with the included element that a portion of all sales proceeds support the designated charitable organizations. The Company’s broadcast and production partners in the United Nations’ MDG Awards Program (below) have also expressed an interest in participating in the DCFF project to expand its reach.

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

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible issuance of additional short-term debt and from revenues generated by ongoing potential expanded or new operations. Existing operations provide only nominal revenues and cash generation, and are not sufficient to support existing expenses, including the ongoing expenses of debt maintenance and being a micro-public company in the new regulatory environment. We may not receive any significant amount of proceeds from either debt leveraging or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we are unable to raise additional capital from other sources, such as short-term loans from our officers and directors or other persons, we will be required to limit our operations to those which can be financed with the capital which is currently available and will be required to significantly curtail our operations to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing. The Company is investigating potential expanded and new business lines and revenue generating programs, while continuing to pursue its present operations and the availability of any possible merger partners or suitors; but in the present difficult business, economic and credit environment there is no assurance that these efforts will provide any meaningful sources of revenue or changes in circumstance.  The present cash on hand combined with revenues being generated from operations, are expected to satisfy our cash needs until at least December 2009 based upon our current level of operations.

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

The following table lists the original due date and the extended due date for each convertible note, or whether the note has been converted:

Note	Amount	Interest Rate	Conversion Rate	Original Due Date	Extended Due Date

1	$2,500	6%	$1.25	5/18/2005	Converted

2	$4,500	6%	$1.25	5/28/2005	Converted

3	$6,250	10%	$1.25	11/29/2004	Converted

4	$4,990	6%	$1.25	7/1/2005	Converted

5	$5,400	6%	$1.25	8/3/2005	2/3/2010

6	$10,000	10%	$1.25	9/30/2005	Converted

7	$2,500	10%	$1.50	5/9/2005	2/10/2010

8	$350	10%	$1.50	6/8/2005	Paid

9	$6,500	10%	$1.50	6/14/2005	12/15/2009

10	$5,000	10%	$1.50	7/1/2005	1/1/2010

11	$300	10%	$1.50	7/12/2005	Paid

12	$5,000	10%	$1.50	8/3/2005	2/3/2010

13	$1,000	10%	$1.50	8/5/2005	Paid

14	$5,000	10%	$1.50	9/11/2005	12/11/2009

15	$5,000	10%	$1.50	10/1/2005	1/1/2010

16	$6,500	10%	$1.50	10/27/2005	1/27/2010

17	$5,000	10%	$1.50	12/1/2005	3/1/2010

18	$15,000	12%	$1.75	12/9/2005	Converted

19	$4,000	10%	$1.50	12/21/2005	3/21/2010

20	$5,000	10%	$1.50	1/19/2006	1/19/2010

21	$5,000	10%	$1.50	11/9/2005	2/9/2010

22	$5,000	10%	$1.50	12/1/2005	3/1/2010

23	$15,000	12%	$1.75	5/8/2006	Converted

24	$2,500	10%	$1.75	9/21/2006	Converted
25	$2,541.06	2%	$0.10	9/7/08	Converted
26	$10,000	8%	$0.50	10/2/08	1/2/2010
27	$10,000	8%	$0.75	10/2/08	1/2/2010
28	$3,302.53	2%	$0.08	11/1/08	Converted
29	$25,000	10%	$0.50	11/10/08	2/10/2010
30	$4,471.01	2%	$0.06	12/4/08	Converted

31	$2,728.01	2%	$0.06	10/1/08	Converted
32	$15,000	10%	$0.50	12/31/08	12/31/2009
33	$1,413.83	2%	$0.03	11/26/08	Converted
34	$1,000	2%	$0.02	3/17/09	12/17/2009
35	$1,540.34	2%	$0.02	12/20/08	Converted
36	$1,700	2%	$0.02	6/18/09	12/18/2009

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

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

INDEX

Page

Reports of Independent Registered Public Accounting Firm	22-23

Consolidated Balance Sheets	24

Consolidated Statements of Operations	25

Consolidated Statement of Stockholders’ Equity (Deficit)	26

Consolidated Statements of Cash Flows	27-28

Notes to Consolidated Financial Statements	29 to 38

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

Chisholm, Bierwolf, Nilson & Morrill LLC

Bountiful, Utah

April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BidGive International, Inc

Dallas, Texas

We have audited the accompanying consolidated balance sheet of BidGive International, Inc. (the Company) as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 15, 2008

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$1,139	$2,055

Total assets	$1,139	$2,055

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$187,779	$235,190
Accrued interest	36,674	17,744
Lines of credit	78,499	-
Loans payable	15,934	15,000
Loans from shareholder	43,967	37,925
Short term convertible debt-related party, net	126,808	64,900

Total liabilities	489,661	370,759

Common stock subject to rescission rights, $.001 par value; 32,400 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Common stock: $.001 par value; 20,000,000 shares authorized; 7,279,470 and 6,878,097 shares issued and outstanding, respectively	7,279	6,878
Additional paid in capital	934,274	903,508
Accumulated deficit	(1,470,575)	(1,319,590)

Total stockholders' (deficit)	(529,021)	(409,204)

Total liabilities and stockholders' (deficit)	$1,139	$2,055

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

The Company has agreed with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada.  A four star corporate retreat near Toronto, the Kingbridge Centre, has agreed with the Company to further develop and market the “Shaolin for the Corporate Warrior” training program through its staff to their corporate clients and to transform the Kingbridge’s existing standard spa into the “Shaolin Wellness Centre”. Working with the Shaolin and the Kingbridge, the Company is designing the program and facility to meet the needs and desires of the business person. In addition to the training program and wellness center, BidGive will also develop and operate with the Shaolin a traditional Chinese tea house at the Kingbridge, the “Shaolin Tea House”, which will serve as the prototype and proving ground for the potential roll-out of stand alone Shaolin Tea Houses across North America. This project has been placed on hold until the economy improves.

BidGive and its partners have developed an interactive DVD/Board Game and associated website, the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website, www.mydcff.com that is a unique user-generated second generation video website, which generates revenues from advertising and user fees.  Part of the proceeds of which will benefit the Screen Actors Guild Foundation (SAGF), participating film schools, film school charities, and local not-for-profits such as community theaters, as well as United Nations selected international organizations such as FilmAid. The website containing professional and user-generated video content was under development, but has been placed on hold until the economy improves and funding can be obtained.

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

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors or customers, usually via credit card transactions, checks, wire or account transfers. The Company also receives some cash payments from vendors and customers in payment for the advertising, marketing and management services it provides, which is recognized as revenue when services have been performed and milestones achieved, when applicable. In summary, the company receives revenue from royalties on sales proceeds and advertising through the company's website and its proprietary affinity programs.  In 2007, when the company still owned the MPublishing sudsidiary, revenue was generated through advertising and marketing in the various publications.  In 2008, some revenues were generated from advertising and marketing as the company liquidated publishing inventory, along with royalty revenues from the Office Depot program and the First Data program based upon sales made and transactions processed through those merchants and the company's website. No revenues have been generated to date from any other projects in development, including the Shaolin program, the DotCom Film Festival, or the MDG program. Revenue is generally realized when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company’s selling price is fixed and determinable, and collectibility is reasonably assured. Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services.

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

Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately (see Note 5), or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, have extended due dates, ranging from October 2009 through December 2009. Reference is made to the extensive disclosures and table of convertible notes with full explanations in the "Liquidity and Capital Resources" section above.  The outstanding notes are rolled over and due dates extended as necessary for three to six months each time they become due.  These extensions have no accounting impact

3.

LINES OF CREDIT, LOANS PAYABLE AND LOANS FROM SHAREHOLDERS

The Lines of Credit debt listed on the balance sheet ($78,499) are revolving debt (a business line of credit, and credit card debt), the Loan Payable ($15,934) is to a third-party business entity that provided a short term loan to the company for business operations that was not a convertible note issuance, and the Loans from Shareholders ($43,967) are short term loans from shareholders also to cover business operations that were also not convertible note issuances, and so are set forth in separate line items from the convertible note issuances on the financial statements. The Lines of Credit are issued under standard terms incurring interest and requiring monthly payments. The Loan Payable and the Loans from Shareholders were also issued under standard negotiable terms and accrue nominal interest, but do not require monthly payments, rather are due in full on their due dates, which dates are extended as necessary.

4.

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

 5.

RELATED PARTY TRANSACTIONS

The Company has issued convertible notes (see note 2) to officers and majority shareholders in order to obtain funding for operations. The notes total $127,600 at December 31, 2008 and have accrued interest totaling approximately $36,674.

In addition, in 2006 the Company issued a $9,000 note payable to its president, with interest payable and due in six months at 10% per annum.  In 2007, the Company issued three additional notes totaling $28,925 payable to its president, with interest payable and due in three to six months at 10% per annum.  In 2008, the Company issued notes to its president with two remaining due at December 31, 2008 in an amount totaling $21,500, with interest payable and due in three months at 10% per annum.  The Company also issued two notes payable to its vice president in 2008, in the total amount of $2,700, with interest payable and due in six months at 2% per annum. The due dates on these notes have all been extended by agreement. The Company has paid contractor fees to the Company’s president totaling $49,500 and $66,500 in lieu of officer’s salaries, during the year ended December 31, 2008 and 2007 respectively. An individual who is our Chief Executive Officer and Director continue to provide the Company rent-free office space, as more fully described in Item 2 “Properties” section above.

6.

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

A summary of our common stock warrants as of December 31, 2007 and 2008, and the changes during 2007 and 2008 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2007	-	-
Granted	180,000	$ 2.50
Exercised	-	-
Forfeited	-

Outstanding at December 31, 2007	180,000	$ 2.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	180,000	$ 2.50

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

21.1

Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's annual report on Form 10-

KSB filed on April 14, 2004, and incorporated herein by reference).

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

Dated: December 16, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer, Secretary, and Director

Dated: December 16, 2009

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer, Principal Accounting Officer

Dated: December 16, 2009

By: /S/ Ronald D. Gardner

Director, Chairman of the Board

Dated: December 16, 2009