Form 10-K
period 2009-12-31
BIDGIVE INTERNATIONAL INC
filed 2010-04-14
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
Registrant’s telephone number, including area code: (214) 691-7880

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed fiscal quarter. $177,837 based on a price of $0.30 per share, being the average of the bid and asked price of the Company’s common stock as of December 31, 2009.

As of March 31, 2010, the Company had 592,980 shares issued and outstanding.

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

Principal Products and Services

We spent 2009 managing existing projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users; and (3) the MDG Awards Program and internationally broadcast gala event on behalf of and in association with the United Nations.

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

The project with the Shaolin Monks of Henan, China to develop and market a “Shaolin for the Corporate Warrior” training program, and to also develop a permanent physical health and wellness training site in Toronto, Canada has been indefinitely suspended due to continuing negative international economic circumstances.

The Company’s minor interest in the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website have been placed on hold until the domestic US and international economy improves and funding can be obtained.

One of BidGive’s more ambitious projects is the development and operation of the Millennium Development Goals Awards Program (the “MDG Awards”) for the United Nations. Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural MDG Awards program and international ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility in association with the UN’s Public-Private Alliance Foundation to manage the entire

MDG Awards Program and oversee the international ceremony and broadcast production contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community. The MDG Awards Program (www.MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding. The Company is presently working with its partners to raise funds for the 2010 awards program

The common thread running through all of the Company’s programs and projects is the incorporation of BidGive’s patent-pending business model of sharing revenues generated with participating organizations and not-for-profits, which in turn assist to drive our marketing and to maintain customer and supplier loyalty. It is the merger of business and philanthropy where all parties “win”.  It is “good business by doing good” where all participants share in the operating proceeds and the goodwill generated, which process ties the participants to the programs and projects.

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

The 2009 MDG Awards Program and internationally broadcast gala and event, the inaugural launch event took place March 17, 2009 from the United Nations General Assembly Hall and was picked up by international media.  The MDG Awards Committee is in the process of negotiating funding for production of the 2010 Awards Program.  Once secured, these production partners and their advertisers will ensure marketing and exposure for the MDG Program and events to their local audiences.  The United Nations, and the Awards Program’s international corporate supporters will also market the Program as part of their commitment to the MDGs and to the Awards Program.  Further, the Program will be marketed online through numerous websites including those of the Programs corporate, NGO and foundation sponsors.

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

Proprietary Technology

On October 23, 2003, we, by and through our individual officers, filed a provisional patent application with the United States Patent and Trademark Office covering our proprietary business model (as described above under “Principal Products and Services”).  Since 1995, the United States Patent and Trademark Office has offered inventors the option of filing a provisional application for patents. The provisional patent application process was designed to provide a lower-cost first patent filing in the United States, among other goals. A provisional patent application allows filing without a formal patent claim, oath or declaration, or any information disclosure (prior art) statement. It provides the means to establish an early effective filing date in a non-provisional patent application, and also allows the term “Patent Pending” to be applied. A provisional patent application is valid for 12 months from the date originally filed, and this 12-month pendency period cannot be extended. On October 21, 2004, we filed a corresponding non-provisional patent application (U.S. Serial Number 10/970,838, “System and Method for Charitable Organization-Branded Marketing”) in order to benefit from the earlier filing date for the provisional patent application. The non-provisional patent application has not yet been approved and remains pending with the United States Patent and Trademark Office. When a non-provisional patent is issued, the patent should deter others from utilizing a business model having the components covered in the issued claims. Until a non-provisional patent is issued, we cannot use the patent application as a direct enforcement tool to prevent others from engaging in infringing activities.  However, we may legally commercialize our business model under the “patent pending” notice, providing some deterrent value against would-be competitors.  Additionally, since infringing activities that occur prior to the issuance of a patent can be addressed retrospectively (up to 6 years) once the patent issues, this provides additional deterrence to would-be competitors.

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

Employees

We currently have one full-time employee and utilize independent contractors and joint venture partners for the bulk of our operations. Our joint venture partners act as our local agent in recruiting and managing independent sales contractors and in locating local merchants and charities to participate in our programs. They are compensated by receiving a percentage of the net revenues generated through their efforts.

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

ITEM 3.

LEGAL PROCEEDINGS.

In June 2009, an individual with whom the Company had only limited contact, filed suit in a District Court in Dallas County, Texas against the Company, and against DotCom Film Festival, LLC (“DCFF”) and Michael Jacobson (“Jacobson”), individually, based upon a conditional and contingent agreement for future employment entered into by DCFF as negotiated by Jacobson.  The individual is attempting to hold the Company liable for the agreement of DCFF, a separate legal and operational entity, under a claim of “alter ego”.  The Company and its legal counsel believe the claims are without merit and will not result in any liability or damages to the Company. No such legal proceeding is known to be contemplated by any governmental authority. The Company is not aware of any legal proceedings in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such Director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2009.

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

Holders. As of March 31, 2010, we had 592,980 shares of Common Stock outstanding and had approximately 200 stockholders of record, after our 1:15 reverse stock split became effective on January 20, 2010.

Dividends. The Company has not declared or paid any cash dividends on its common stock during the period ended December 31, 2009 or in any prior period.  There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

We currently have no securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

Name	Date	Securities Sold	Purchase Price Per Share (1)	Aggregate Purchase Price (1)
Ronald D. Gardner	February 27, 2009	600,000 (2)	$0.01	$6,000.00
Charles J. Quinn	February 27, 2009	70,000 (2)	$0.01	$700.00
Robert Schneiderman	February 27, 2009	70,000 (2)	$0.01	$700.00
Ali Tekbali	February 27, 2009	70,000 (2)	$0.01	$700.00
James and Kelly Walker	February 27, 2009	210,000 (2)	$0.01	$2,100.00
Michael Jacobson	February 27, 2009	140,000 (2)	$0.01	$1,400.00
Heidi L. Walters	February 27, 2009	140,000 (2)	$0.01	$1,400.00

Jim Gallagher	February 27, 2009	280,000 (3)	$0.01	$2,800.00

(1)

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

(2)

The shares were rendered as consideration for professional services rendered over the last few years in supporting and managing the business operations of the Company with little or no cash remuneration for such services.

(3)

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

Plan of Operations

Our plan of operations for the fiscal year ending December 31, 2010, is to continue to focus our efforts on expanding operations with our Aggregated Purchasing and Merchant Services Programs, and to complete the development and launch of the other projects and programs discussed previously and below.

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

MDG Awards Program

The development and operation of the Millennium Development Goals Awards Program (the “MDG Awards”) in association with the United Nations is one of BidGive’s more ambitious and potentially rewarding projects. Pursuant to an initial Memorandum of Understanding, the UN has tapped BidGive to be co-manager and co-executive producer for the inaugural UN MDG Awards program and internationally broadcast ceremony (designed as a cross between the Academy Awards and the Kennedy Center Honors).  A final contract is being prepared establishing BidGive’s rights and responsibilities, including responsibility in association with the UN’s Public-Private Alliance Foundation to manage the entire MDG Awards Program and in association with Humanitad to oversee the international ceremony and broadcast production and its contractors.  BidGive is to receive a management fee, as well as a potential bonus based on the success of the broadcast and program.  MDG stands for “Millennium Development Goals,” which are the eight goals espoused by the United Nations necessary to make the world a better place, and includes the eradication of AIDS, famine and war by 2015.  The MDG Awards Program is designed to bring the world’s awareness to the MDGs and to solicit support and participation for same. The Awards trophy will be a small-scale representation of the William Ho “One Heart Beat” sculpture, which was recently unveiled at the United Nations headquarters in Geneva.  The Program was formally launched by the United Nations on September 12, 2007 at a ceremony at the UN, and the Program has been spotlighted by both the UN Secretary General and the President of the UN General Assembly as a major undertaking on behalf of the UN and its agencies.  Part of the Company’s responsibilities will be to raise sponsorship funds for the Awards and ceremony from the international community, thus garnering exposure and positive public relations for BidGive. The MDG Awards Program (www.UN-MDGAwards.org) is being designed and developed to not only bring recognition to the thousands of organizations around the world tirelessly working to achieve the MDGs, but to also garner these entities international support, including financial funding. The inaugural international ceremony and production broadcast from the UN General Assembly hall was held on March 17, 2009, and BidGive and the MDG Committee are developing the 2010 awards event with the date to be determined.

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

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2008 and the fiscal year ending December 31, 2009 on a consolidated basis shows decreasing revenues that the Company attributes to the Company’s reorganization of business operations and focus on long-range projects as discussed above, and reduced expenses that the Company attributes to the same reorganization of operations.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.

Financial Statement Line Item	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008

Revenue from Operations	$13,103	$18,231

Operating Expenses	$83,205	$120,806

Net Loss	($58,043)	($150,985)

Current and Total Assets	$12,705	$1,139

Convertible Debt Outstanding	$127,600	$126,808

Current Liabilities	$536,970	$489,661

Cash on Hand	$12,705	$1,139

Consolidated revenues for the fiscal year ended December 31, 2009 were $13,103, compared to revenues of $18,231 for the fiscal year ended December 31, 2008.   The company's revenues in 2008 were primarily from sales to existing clients.  The revenues received in 2009 were nominally from sales to existing clients, with the bulk of revenues and the increase in revenues coming from receipt of non-refundable deposits on business transactions.

Consolidated operating expenses for the fiscal year ended December 31, 2009 were $83,205, compared to $120,806 for the same expenses during the fiscal year ended December 31, 2008. The decrease in operating expenses in 2009 as compared to 2008 is the result of lower expenses associated with lower consulting and professional fees paid.

Our consolidated net loss for the fiscal year ended December 31, 2009 was $58,043 compared to a net loss of $150,985 for the fiscal year ended December 31, 2008. The decrease in net losses during this period is attributable to  lower operating expenses, as discussed above.

For the year ended December 31, 2009, our consolidated balance sheet, reflects current and total assets of $12,705 in comparison to $1,139 for the twelve months ended December 31, 2008.  The increase in Current and Total Assets is the result of higher cash on hand.

Convertible debt was unchanged from $127,600 for the year ending December 2008 to $127,600 for the year ending December 2009.  Additional discussion regarding the Company’s outstanding convertible debt is set forth under Liquidity and Capital Resources, and under Plan of Operations

As of December 31, 2009, the Company had total current liabilities of $536,970 in comparison to $489,661 for the twelve months ended December 31, 2008. The increase in current liabilities is primarily the result of the increase in accrued interest and accrued expenses.

Cash on Hand as of December 31, 2009, was $12,705 as compared to $1,139 as of December 31, 2008.  The increase in cash on hand as of December 31, 2009 is the result of receipt of non-refundable deposits on business transactions.   Additional discussion regarding the Company’s plans to satisfy its cash requirements is set forth in disclosures regarding our Plan of Operations.

The Company anticipates increases in revenues beginning in May 2010, as we refine operations and reduce our overhead expenses.  However, there is no guarantee that revenues will increase.

As more fully discussed in the footnotes to the Financial Statements, the Balance Sheet line items “Accounts Payable and Accrued Liabilities” and “Accrued Interest” increased from $224,453 (combined) for the year ending December 2008 to $273,642 (combined) for the year ending December 2009, due to an increase in interest and accounts due.  The line item “Convertible Debt” was unchanged from $127,600 for the year ending December 2008 to $127,600 for the year ending December 2009.

Liquidity and Capital Resources

For the year ended December 31, 2009, our consolidated balance sheet, reflects current and total assets of $12,705 in comparison to current and total assets of $1,139 for the twelve months ended December 31, 2008, and total current liabilities of $536,970 in comparison to $489,661 for the twelve months ended December 31, 2008. Cash on hand on December 31, 2009 was approximately $12,705. This sum is anticipated to satisfy our cash requirements through April 2010.

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible issuance of additional short-term debt and from revenues generated by ongoing potential expanded or new operations. Existing operations provide only nominal revenues and cash generation, and are not sufficient to support existing expenses, including the ongoing expenses of debt maintenance and being a micro-public company in the new regulatory environment. We may not receive any significant amount of proceeds from either debt leveraging or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we are unable to raise additional capital from other sources, such as short-term loans from our officers and directors or other persons, we will be required to limit our operations to those which can be financed with the capital which is currently available and will be required to significantly curtail our operations to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing. The Company is investigating potential expanded and new business lines and revenue generating programs, while continuing to pursue its present operations and the availability of any possible merger partners or suitors; but in the present difficult business, economic and credit environment there is no assurance that these efforts will provide any meaningful sources of revenue or changes in circumstance.  The present cash on hand combined with revenues being generated from operations, are expected to satisfy our cash needs until at least April 2010 based upon our current level of operations.

During the fiscal year ended December 31, 2009 the Company issued short-term debt to existing shareholders and officers in order to fund operations.  This debt consisted of three straight (non-convertible) promissory notes in the total amount of $21,130, each bearing interest at 4% and each for a three month term; no convertible debt or notes were issued in 2009. In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 2,160 (post split) shares of common stock from which we received gross offering proceeds of $40,500 and a total of $127,290 in face amount of convertible promissory notes. We also paid off $1,650 in convertible notes plus accrued interest, and in the first quarter of 2007 six convertible noteholders elected to convert when the notes became due eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest, resulting in the issuance of 49,290 shares of the company’s common stock, and in the fourth quarter of 2008 two convertible noteholders elected to convert when the notes became due six (6) of the outstanding convertible notes totaling $15,996; leaving a total of $127,600 in convertible notes currently outstanding. These securities were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of our registration statement, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities laws.  If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

Although none of the purchasers of these shares or notes has made or threatened any claim against us alleging violation of the federal securities laws, we have taken their potential claims into account in preparation of our December 31, 2008, balance sheet.   The 2,160 (post split) shares are not treated as part of our issued and outstanding common stock.  Instead, the balance sheet includes a separate line item listing them as “Common Stock subject to rescission rights,” and the offering proceeds of $40,500 received from sale of these shares is treated as a contingent liability rather than as part of shareholder equity.  As of December 31, 2009, our current amount of working capital (current assets less current liabilities) was ($524,265), and after taking into account Common Stock subject to rescission rights, our Total Stockholders (Deficit) was ($564,765).

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

During the year ended December 31, 2005, we issued a total of $76,800 of additional short-term convertible notes and paid off notes totaling $650. The convertible notes issued during 2005 were issued on terms that are similar to the terms of the notes issued in 2004.  But the notes issued during 2005 all have a conversion price of either $1.50 or $1.75.  In the first quarter of 2006, we issued one convertible note in the amount of $2,500 with a conversion price of $1.75 and on terms similar to the terms on all prior notes. We also paid off notes totaling $1,000 plus accrued interest in 2006.  In the fourth quarter of 2006, we issued two straight (non-convertible) promissory notes in the total amount of $9,000 and each bearing interest at 10% and for a six month term.  In 2007 we issued three straight (non-convertible) promissory notes in the total amount of $30,500, each bearing interest at 10% and two for six month terms and one at a three month term. In 2008 we issued two straight (non-convertible) promissory notes in the total amount of $39,341, each bearing interest at 10% and for three month terms, and we issued twelve convertible promissory notes in the total amount of $78,697, bearing interest at 2% to 10% and terms ranging from three to six months. In 2009 we issued three straight (non-convertible) promissory notes in the total amount of $21,130, each bearing interest at 4% and for three month terms; no convertible debt or notes were issued in 2009.

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

The following table lists the original due date and the extended due date for each convertible note, or whether the note has been converted:

Note	Amount	Interest Rate	Conversion Rate	Original Due Date	Extended Due Date

1	$2,500	6%	$1.25	5/18/2005	Converted

2	$4,500	6%	$1.25	5/28/2005	Converted

3	$6,250	10%	$1.25	11/29/2004	Converted

4	$4,990	6%	$1.25	7/1/2005	Converted

5	$5,400	6%	$1.25	8/3/2005	5/3/2010

6	$10,000	10%	$1.25	9/30/2005	Converted

7	$2,500	10%	$1.50	5/9/2005	5/10/2010

8	$350	10%	$1.50	6/8/2005	Paid

9	$6,500	10%	$1.50	6/14/2005	3/15/2010

10	$5,000	10%	$1.50	7/1/2005	4/1/2010

11	$300	10%	$1.50	7/12/2005	Paid

12	$5,000	10%	$1.50	8/3/2005	5/3/2010

13	$1,000	10%	$1.50	8/5/2005	Paid

14	$5,000	10%	$1.50	9/11/2005	3/11/2010

15	$5,000	10%	$1.50	10/1/2005	4/1/2010

16	$6,500	10%	$1.50	10/27/2005	4/27/2010

17	$5,000	10%	$1.50	12/1/2005	3/1/2010

18	$15,000	12%	$1.75	12/9/2005	Converted

19	$4,000	10%	$1.50	12/21/2005	3/21/2010

20	$5,000	10%	$1.50	1/19/2006	4/19/2010

21	$5,000	10%	$1.50	11/9/2005	5/9/2010

22	$5,000	10%	$1.50	12/1/2005	3/1/2010

23	$15,000	12%	$1.75	5/8/2006	Converted

24	$2,500	10%	$1.75	9/21/2006	Converted

25	$2,541	2%	$0.10	9/7/08	Converted

26	$10,000	8%	$0.50	10/2/08	4/2/2010

27	$10,000	8%	$0.75	10/2/08	4/2/2010

28	$3,302	2%	$0.08	11/1/08	Converted

29	$25,000	10%	$0.50	11/10/08	5/10/2010

30	$4,471	2%	$0.06	12/4/08	Converted

31	$2,728	2%	$0.06	10/1/08	Converted

32	$15,000	10%	$0.50	12/31/08	3/31/2010

33	$1,414	2%	$0.03	11/26/08	Converted

34	$1,000	2%	$0.02	3/17/09	3/17/2010

35	$1,540	2%	$0.02	12/20/08	Converted

36	$1,700	2%	$0.02	6/18/09	3/18/2010

All the notes are identical and provide for no monthly payments.  The debt is convertible to common stock at any time by the Payee with the Company having the right to pay off the debt with interest even if the Payee elects to convert.

We have not recorded additional costs of borrowing (interest) for the potential benefits of the conversion features since the underlying share values are deemed to be immaterial. The conversion prices were determined extrapolating prices at which we had most recently issued shares of common stock as of the date each borrowing was made. The conversion prices are subject to customary anti-dilution protections. No debt is currently past due, and debt that has been converted into stock as of December 31, 2009 is noted and discussed above.

Off-Balance Sheet Arrangements

During the year ended December 31, 2009, we had no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

INDEX

CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC
Certified Public Accountants
Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com

Todd D. Chisholm
Nephi J. Bierwolf
Troy F. Nilson
Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
BidGive International, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of **BidGive International, Inc.** as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BidGive International, Inc. as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has negative working capital and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
April 13, 2010

PCAOB Registered, Members of AICPA, CPCAF and UACPA

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 12 South Main, Suite 208, Layton, Utah 84041

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	December 31, 2009	December 31, 2008

ASSETS
Current assets
Cash	$12,705	$1,139
Total current assets	12,705	1,139

Total assets	$12,705	$1,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$216,381	$187,779
Accrued interest	57,261	36,674
Lines of credit	73,246	78,499
Loans payable	17,065	15,934
Loans from shareholder	45,417	43,967
Short term convertible debt - related party, net	127,600	126,808
Total current liabilities	536,970	489,661

Total liabilities	536,970	489,661

Common stock subject to rescission rights, $.001 par value; 2,160 shares issued and outstanding	40,500	40,500

Stockholders' deficit:
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both years	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 592,980 and 487,646 shares issued and outstanding, retroactively restated, respectively	591	486
Additional paid-in capital	963,262	941,067
Accumulated deficit	(1,528,618)	(1,470,575)

Total stockholders' deficit	(564,765)	(529,022)

Total liabilities and stockholders' deficit	$12,705	$1,139

The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009 and 2008

	For the Year Ended December 31,
	2009	2008
Sales revenues	$13,103	$18,231
Cost of goods sold	7,263	10,806
Gross Profit	5,840	7,425

Operating expenses
Consulting fees	15,800	-
Professional fees	38,273	72,852
Office expenses/administrative	14,352	11,554
Other expenses	14,780	36,400
Total operating expenses	83,205	120,806

Loss from operations	(77,365)	(113,381)

Other income (expense)
Other Income	54,500	-
Loss on debt extinguishment	(6,500)	-
Interest expense - accretion of debt discount	(792)	(12,481)
Interest expense	(27,886)	(25,123)
Total other income (expense)	19,322	(37,604)

Net loss before income taxes	(58,043)	(150,985)
Provision for income taxes	-	-

NET LOSS	$(58,043)	$(150,985)

Basic net loss per share	$(0.10)	$(0.33)
Weighted average number of shares outstanding, including shares subject to rescission	576,053	462,089

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period from January 1, 2008 through December 31, 2009

	Common Stock - $.001 Par Value		Additional Paid-In Capital	Accumulated Deficit
Shares		Amount			Total
Balance at January 1, 2008	458,728	$459	$909,927	$(1,319,590)	$(409,204)

Common stock issued for conversion of debentures	20,872	21	16,107	-	16,128

Common stock issued for services	5,886	6	1,760	-	1,766

Value attributable to beneficial conversion feature on convertible debt	-	-	13,273	-	13,273

Net loss for the year	-	-	-	(150,985)	(150,985)

Balance at December 31, 2008	485,486	486	941,067	(1,470,575)	(529,022)

Stock issued for services at $.01 per share	105,334	105	15,695	-	15,800

Loss on debt extinguishment	-	-	6,500	-	6,500

Net loss for the year	-	-	-	(58,043)	(58,043)

Balance at December 31, 2009	590,820	$591	$963,262	$(1,528,618)	$(564,765)

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

		For the Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(58,043)	$(150,985)
Adjustments to reconcile net loss to net cash used in operations:
Accretion of debt discount	792	12,481
Loss on debt extinguishment	6,500	-
Stock issued for services	15,800	1,766
Changes in operating assets and liabilities:
Accrued interest	20,587	19,061
Accounts payable and accrued liabilities	28,603	6,401
Net cash provided by (used in) operations	14,239	(111,276)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	78,697
Payments made on lines of credit	(5,253)	-
Proceeds from lines of credit	-	24,687
Proceeds from short term loans	2,930	934
Payments made on short term loans	(1,800)	-
Proceeds from loans from shareholder	18,200	39,792
Repayment of loans from shareholder	(16,750)	(33,750)
Net cash provided by (used in) financing activities	(2,673)	110,360

Increase (decrease) in cash and cash equivalents	11,566	(916)
Cash and cash equivalents, beginning of period	1,139	2,055
Cash and cash equivalents, end of period	$12,705	$1,139

Supplemental disclosures of cash flow information:
Interest paid in cash	$6,520	$6,062
Income taxes paid in cash	$-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of debt	$-	$16,128
Common stock issued for services	$15,800	$-

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Nature of Business

The consolidated financial statements presented as of December 31, 2009 are those of BidGive International, Inc., including the discontinued operations of MPublishing, LLC. Principal operations originally as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers purchased discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors or customers, usually via credit card transactions, checks, wire or account transfers. The Company also receives some cash payments from vendors and customers in payment for the advertising, marketing and management services it provides, which is recognized as revenue when services have been performed and milestones achieved, when applicable. In summary, the company receives revenue from royalties on sales proceeds through the company's website and its proprietary affinity programs.  In 2009, revenues were generated by royalty revenues based upon sales made and transactions processed through merchants and the company's website. No revenues have been generated to date from any other projects in development. Revenue is generally realized when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company’s selling price is fixed and determinable, and collectibility is reasonably assured. Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities.  Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.  The Company had no cash equivalents at December 31, 2009 and 2008.

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46R”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB No. 162” were recently issued.  SFAS No. 165, 166 and 167 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASU Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASU Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No, 2010-11 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2009, the Company had net operating loss carryforwards of approximately $520,000 which may be offset against future taxable income through 2029.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax asset:
Net operating loss carryforward	$519,730	$499,996
Valuation allowance	(519,730)	(499,996)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

Current federal tax	$-	$-
Current state tax	-	-
Change in NOL benefit	(19,734)	(51,335)
Change in allowance	19,734	51,335
	$-	$-

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended
December 31,
	2009	2008

Beginning Balance	$ -	$ -

Addition based on tax positions related to current year	-	-

Addition for tax positions of prior years	-	-

Reductions for tax positions of prior years	-	-

Deductions in benefit due to income tax expense	-	-

Ending Balance	$ -	$ -

At December 31, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008 and 2007.

Basic and fully diluted loss per share

The computation of net (loss) per share of common stock is based on the weighted average number of shares outstanding during each period presented.  The Company utilizes the treasury stock method to calculate diluted (loss) per share, which considers potentially issuable shares on common stock equivalents.  In accordance with ASC 260, "Earnings per Share," common stock warrants have a dilutive effect when the average market price of the common stock during the period exceeds the exercise price of the warrants.   Potentially issuable common shares related to warrants totaling 12,000 and 12,000 were considered but not included in the calculation of diluted earnings per share for the period ended December 31, 2009 and 2008, respectively, because their inclusion would be anti-dilutive.

		For the Year Ended December 31,
		2009	2008

Numerator:	Net loss	$(58,043)	$(150,985)

Denominator:	Weighted average number of common shares outstanding used in loss per share for the period	576,053	462,089

Loss Per Share:	Basic Net loss	$(0.10)	$(0.33)
	Diluted Net loss	$(0.10)	$(0.33)

Fair Value of Financial Instruments – On January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements”. ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

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

Beneficial Conversion Feature

The Company has adopted ASC 470-20, "Debt with Conversion and Other Options". The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to FASB ASC 470-20. Expense recorded on the Company's financial statements during the years ended December 31, 2009 and 2008 as a result of this adoption totaled $792 and $12,481, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BidGive International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.

CONVERTIBLE DEBT

The Company did not issue any additional short-term convertible debt in 2009.  During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share.

Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with ASC 470.  There was no beneficial conversion feature associated with the convertible debt issued during the year ended December 31, 2007.

For the convertible debt issued during the year ended December 31, 2008, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $792 and $12,481 in expense for the accretion of the discount during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, all discounts have been fully accreted.

In the second quarter of 2009, one of the notes issued in 2005 at a conversion price of $1.50 was renegotiated with the holder to be convertible at par value ($0.001).  This debt modification was deemed significant and was recorded as extinguishment accounting.  The Company compared the carrying value of the old debt, and the value of the new debt, and recognized a loss on the extinguishment of the debt of $6,500 in the Company’s statements of operations.

During the year ended December 31, 2009 no convertible debt was converted and no common stock was issued for conversion.  During the years ended December 31, 2008 and 2007, the Company issued 20,872 (post split) and 3,286 (post split), of the Company’s common stock for the conversion of $16,128 and $72,513, respectively of convertible debt and interest.

Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately (see Note 5), or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, have extended due dates, ranging from March 2010 through May 2010. Reference is made to the extensive disclosures and table of convertible notes with full explanations in the "Liquidity and Capital Resources" section above.  The outstanding notes are rolled over and due dates extended as necessary for three to six months each time they become due.  These extensions have no accounting impact.

3.

LINES OF CREDIT, LOANS PAYABLE AND LOANS FROM SHAREHOLDERS

The Lines of Credit debt listed on the balance sheet ($73,246) are revolving debt (a business line of credit, and credit card debt), the Loan Payable ($17,065) is to third-party business entities and individuals that provided short term loans to the company for business operations that was not a convertible note issuance, and the Loans from Shareholders ($45,417) are short term loans from shareholders also to cover business operations that were also not convertible note issuances, and so are set forth in separate line items from the convertible note issuances on the financial statements. The Lines of Credit are issued under standard terms incurring interest and requiring monthly payments. The Loan Payable and the Loans from Shareholders were also issued under standard negotiable terms and accrue nominal interest, but do not require monthly payments, rather are due in full on their due dates, which dates are extended as necessary.

4.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $1,528,618 and $1,470,575 at December 31, 2009 and 2008, respectively. The Company also has a negative working capital   of $524,265 , at December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

 5.

RELATED PARTY TRANSACTIONS

The Company has issued convertible notes (see note 2) to officers and majority shareholders in order to obtain funding for operations. The notes total $127,600 and $127,600 at December 31, 2009 and 2008, respectively, and have accrued interest totaling $57,261 and $36,674, respectively.

In addition, in 2006 the Company issued a $9,000 note payable to its president, with interest payable and due in six months at 10% per annum, of which a balance of $7,425 was still outstanding at December 31, 2009.  In 2007, the Company issued seven additional notes totaling $30,500 payable to its president, with interest payable and due in three to six months at 10% per annum.  No payments have been made on these loans and the outstanding balance is the same at December 31, 2009.  In 2008, the Company issued notes to its president  totaling $39,341, with interest payable and due in three months at 10% per annum.  During 2008 payments totaling $33,750 were paid on these notes and during 2009 an additional $250 was paid, leaving a remaining balance of $5,341 at December 31, 2009.  The Company also issued one note payable to  a shareholder in 2008, in the total amount of $451, with interest payable and due in six months at 10% per annum. In 2009, the Company issued notes to its president with  in an amount totaling $18,200, with interest payable and due in three months at 4% per annum. During the 2009, the Company made payments on these notes in the amount of $16,500.  The remaining balance the 2009 issuances is $1,700.  The due dates on these notes have all been extended by agreement. The Company has paid contractor fees to the Company’s president totaling $0 and $49,500 in lieu of officer’s salaries, during the year ended December 31, 2009 and 2008, respectively.

6.

SHARES SUBJECT TO RECISSION RIGHTS

During 2004, the Company issued 32,400 shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect, may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares with interest. Accordingly, the issuance of 2,160 (32,400 pre-reverse-split) shares of common stock for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Interest to be paid contingent upon the possibility of rescission is considered immaterial.

Stockholders’ Equity

Common Stock

During the period ended December 31, 2008, the Company issued 20,872 (post split) shares in conversion of convertible notes in the amount of $16,128.  Further we issued 5,886 (post split) shares for services rendered on behalf of the company at $0.02 per share in the amount of $1,766.

During the period ended December 31, 2009, the Company issued 105,334 (post split) shares for services rendered in behalf of the company at $0.15 per share in the amount of $15,800.

On January 20, 2010, the 1-for-15 reverse split of the Company’s common shares became effective. Total common stock outstanding at December 31, 2009 was 590,820 and was 485,486 at December 31, 2008 (restated to reflect this 1 for 15 reverse stock split). This reverse stock split resulted in a decrease in the par value of the common stock and a corresponding increase in additional paid-in capital of approximately $8,269 and $6,793 at December 31, 2009 and 2008, respectively. At December 31, 2009, there were 12,000 stock warrants outstanding, all totaling 602,820 of total stock and stock equivalents outstanding at December 31, 2009.

Warrants

During 2007, the Company granted 12,000 (180,000 pre-reverse-split) common stock warrants to consultants.  These warrants vested immediately and can be exercised at a price of $38.00 any time for a period of five years.

A summary of our common stock warrants as of December 31, 2007, 2008 and 2009, and any changes during those periods are presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	12,000	$ 38.00
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2008	12,000	38.00
Exercisable at December 31, 2008	12,000	38.00
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2009	12,000	$ 38.00
Exercisable at December 31, 2009	12,000	$ 38.00

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 505 and 718, "Share-based Payment", using the modified-prospective-transition method.  Under this transition method, total compensation cost for 2007 and 2008 includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 505 and 718, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 505 and 718.  Accordingly, compensation cost for grants of stock warrants has been recognized in the accompanying consolidated statements of operations.  We estimated the fair value of our option awards granted using the Black-Scholes option-pricing model.  We recorded compensation expense immediately as they vested as such.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option valuation model, using the following assumptions:

2007

Five Year Risk Free Rate

   5%

Dividend Yield

 0%

Volatility         25%

Expected Term

   5

Common stock warrants outstanding and exercisable under this plan as of December 31, 2009 are:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 38.00	12,000	2.25	$ 38.00	12,000	$ 38.00
	12,000			12,000

7.

OTHER INCOME

During 2009, the Company entered into purchase agreements with three different entities, at different times, to acquire these entities as wholly-owned subsidiaries.   Each agreement required a non-refundable deposit paid by the entity.  Each agreement was subsequently cancelled and the Company recorded these non-refundable deposits as other income. The Company recognized other income in the amount of $54,500 during 2009.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a filing of Form 8-K, on or about March 31, 2009, the Company engaged and ratified the employment of Chisolm, Bierwolf, Nilson & Morrill, LLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2008, and continuing through present date including fiscal year ending December 31, 2009. During the fiscal year ended December 31, 2009, there have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

·	The Company’s failure to accrue all professional fees related to the current year in a material amount to the financial statements.

·	The Company’s failure to properly calculate and accrue interest on the Company’s convertible promissory notes, loans from shareholders, and loans payable in a material amount.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management intends to mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls.  Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company's executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended December 31, 2009, the Board of Directors held no formal meetings, but took action once by unanimous written consent. There are no family relationships among any of the Directors, nominees or executive officers, except Kelly Walker, Interim

Director, is the wife of James Walker. Other than its officers, the Company currently has no other significant employees.

The following persons comprise the directors and executive officers of the Company as of December 31, 2009:

Name	Age	Director/Officer Since	Position(s) Held
James P. Walker, Jr.	49	2003	President, Chief Executive Officer, Secretary and Director
Ronald D. Gardner	67	2004	Chairman of the Board and Vice President
Rebecca Richardson-Blanchard	43	2005	Interim Chief Financial Officer and Treasurer
Kelly J. Walker	47	2009	Interim Director

Biographical Information

James P. Walker, Jr.  James P. Walker, Jr. has served as the President, Secretary and a director of BidGive International since December 4, 2003. Mr. Walker was in private law practice from 1985 to 1989, and with J.C. Penney Company from 1989 to 1996. From 1996 to 1999, he was COO/General Counsel with Benchmark Environmental Consultants where he was responsible for restructuring and managing operations.  From September 1999 to December 2001, he was CEO of Technology Business Partners, a technical consulting/staff augmentation company. In December 2001 he became CEO/COO and director of BidGive, Inc., a development stage company, to oversee development and testing of BidGive, Inc.’s discount dining certificate business. In May 2003, Mr. Walker served as CEO/COO and Manager of BidGive Group, LLC, a transitional company formed to acquire certain assets of BidGive, Inc., to merge with Rolfe Enterprises, Inc. (BidGive International’s predecessor), and to expand and commercialize the acquired discount certificate business, launch business operations, and to raise operating capital. He is a graduate of Texas Tech University (BA 1982) and School of Law (JD 1985). Mr. Walker currently devotes substantial time and attention to BidGive.

Ronald D. Gardner.  Ronald D. Gardner has served as a director of BidGive International since March 2004, and assumed the Chairmanship of the Board in December 2008 and became a Vice President with the resignation of Michael Jacobson in March 2009. Since 1998, Mr. Gardner has been self-employed as an independent sales and marketing consultant in the debit and prepaid calling markets.  From 1988 to 1998 Mr. Gardner worked in the telecommunications industry.  From 1996 to 1998, he was President of Logiphone Group, a telecommunications company doing business in the Netherlands.  During 1995 he was a consultant to ACR, Inc., which was engaged in the business of selling and marketing long distance services, and The Furst Group, Inc., which was engaged in the business of selling prepaid calling card services.  From 1988 through 1994 he worked for Comac, Inc., a private telecommunications company reselling AT&T long distance services.  During the period from 1992 to 1994 he was the President of Comac, Inc., and prior to that time he was national director of sales and marketing for Comac, Inc.  Mr. Gardner is a graduate of West Virginia University (BS 1963) and New Mexico Highlands University (MS 1968).

Rebecca Richardson-Blanchard.  Rebecca Richardson-Blanchard has served as Interim Chief Financial Officer and Treasurer since April 2005.  Ms. Richardson-Blanchard has held the position of Senior Accountant for the accounting firm, Thomas W. Richardson, CPA, from November 1990 to the present. During this time the accounting firm specialized in financial and business consulting and preparation of individual and business taxes. From December 1983 to October 1990, Ms. Richardson-Blanchard was employed by Savings of America as Accounts Supervisor. Ms. Richardson-Blanchard devotes approximately 5% of her time and attention (approximately 2 hours per week) to BidGive International, and devotes the remainder of her time and attention to her accounting firm.

Kelly J. Walker.  Kelly Walker joined the Board as Interim Director in 2009 upon the resignation of Michael Jacobson.  Ms. Walker is majority owner and President of Benchmark Environmental Consultants, which she founded in 1991, and is an international consultant on energy and environmental issues for major corporations. .Ms. Walker has more than twenty years’ experience with corporate operations and procedures, risk management assessments and disclosures, and structuring project ventures. Ms. Walker also serves as a business liaison between BidGive International and various corporate venture partners.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2009 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 11.

EXECUTIVE COMPENSATION.

Mr. Walker, our president, and Mr. Jacobson, vice president until his resignation in March 2009, and Mr. Gardner, were paid $0, $0 and $0, respectively, in 2009 for services provided to us as independent consultants. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2009. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future.

The following table sets forth the aggregate cash compensation paid by the Company in the three most recent fiscal years ended December 31, 2009, to each of its most highly compensated executive officers of the Company.

Summary Compensation Table

Name And Principal Position	Fiscal year Ended Dec. 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compensation

James P. Walker, Jr.: President, Secretary, Director	2009 2008 2007	$0 $0 $0	-- -- --	-- -- --	-- -- --	-- -- --	$0 (1) $49,500 (1) $66,500 (1)

Michael Jacobson: Vice President, Chairman	2009 2008 2007	$0 $0 $0	-- -- --	-- -- --	-- -- --	-- -- --	$0 (1) $0 (1) $15,500 (1)
Ron Gardner: Vice President, Chairman	2009	$0	--	--	--	--	$0 (1)

(1) Payment for services provided to the Company as independent contractors.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2009.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation
James P. Walker, Jr.	--	--	--	--	--	--	$0 (1)

Michael Jacobson	--	--	--	--	--	--	$0 (1)

Ronald D. Gardner	--	--	--	--	--	--	$0 (1)
Kelly Walker	--	--	--	--	--	--	$0 (1)

(1)

This total does reflect the amounts paid to directors who provided independent contractor services to the Company.  See the Executive Compensation table above.  No Directors were paid for their services as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

James P. Walker, Jr. (1) President, CEO, Secretary and Director 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	103,728 (4)	21.27%

Michael Jacobson 11621 Linden Grove Dr. Fort Wayne, IN 46845	68,287 (3)	14.01%

Ronald D. Gardner (1) Chairman of the Board and Vice President 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	61,775 (5)	10.42%

Rebecca Richardson-Blanchard (1) Interim CFO, Treasurer 3538 Caruth Blvd, Suite 200 Dallas, Texas 75225	4,903	1.01%

Robert Schneiderman 843 Persimmon Lane Langhorne, PA 19047	34,826	7.14%

Mid-Continental Securities Corp. P.O. Box 110310 Naples, FL 34108-0106	24,340	5.8%

Frank Pioppi 4 Cliff Avenue Winthrop, MA 02152	25,913(2)	6.2%

All Directors and executive officers (5 persons)	238,693	40%

_____________________________

(1) The person listed is an executive officer and/or director of the Company.
(2) Includes the 24,340 shares of Common Stock owned by Mid-Continental Securities Corp. Frank Pioppi is the Chairman of Mid-Continental Securities Corp., and is deemed by that company to be the beneficial owner of 100% of Mid-Continental's shares in the Company.

(3) 6,667 shares are held of record by Mr. Jacobson's spouse; therefore, he may be deemed to be a beneficial owner of those shares.

(4) 7,353 shares are held of record by Mr. Walker's children. Therefore, he may be deemed to be the beneficial owner of those shares.

(5) 3,046 shares are held of record by Mr. Gardner's spouse; 8,511 shares are held of record by Mr. Gardner's company, Personal Greetings, Inc. These shares, while not held directly, may be deemed to be beneficially owned by Mr. Gardner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

James Walker, our President, Secretary and a director has devoted substantial time and attention to the BidGive business over the last six years, and Michael Jacobson, a Vice President and a Director until his resignation in March 2009, has devoted substantial time and attention to BidGive business over the last five years, focusing more of his attention on the MDG Awards program with the United Nations over the last two years.  Ron Gardner, our Chairman of the Board and Vice President has devoted substantial time and attention to BidGive as well.  They have also paid certain necessary expenses on our behalf, which payments were treated as capital contributions or reimbursable expenses.  In 2004 members of management contributed funds for operational expenses to BidGive International as short term loans and convertible debt, as follows: James Walker, $20,650, Michael Jacobson, $1,590, Thomas Richardson, $10,000, Ronald Gardner, $1,250. In 2005 and 2006, James Walker contributed another $39,000 and $9,000, respectively, in funds for operational expenses to BidGive as short term loans and convertible debt. In 2007, James Walker also contributed another $30,500 in funds for operational expenses to BidGive as short term loans. In 2008, James Walker also contributed another $39,341 in funds,  for operational expenses to BidGive as short term loans. In 2009, James Walker also contributed another $18,200 in funds, and Michael Jacobson also contributed another $1,350 in funds for operational expenses.  At present, we have not entered into employment agreements with either Mr. Walker or Mr. Gardner; however, we anticipate entering into such agreements with Mr. Walker and Mr. Gardner in the future. Mr. Walker, Mr. Jacobson and Mr. Gardner were paid $0, $0 and $0, respectively, in 2009 for services provided to us as independent consultants. Other than as described in the preceding sentences, no officer or employee has received or accrued any compensation through December 31, 2009.  When BidGive Group, LLC was formed to purchase certain select assets (the discount certificate concept) from BidGive, Inc., membership interests in BidGive Group, LLC were dividended to all BidGive, Inc. stockholders as part of the purchase price for such assets. Accordingly, on October 2, 2003, 800,000 membership interest units of BidGive Group, LLC were issued to each of Mr. Walker and Mr. Jacobson as a dividend on the shares of BidGive, Inc. common stock held by each of them.  On December 4, 2003, the date of the merger of BidGive Group, LLC into the Merger Sub, Mr. Walker and Mr. Jacobson were each issued 1,470,625 shares of the our common stock in exchange for each individual’s 800,000 membership interest units in BidGive Group, LLC based on a formula applied equally to all BidGive Group, LLC members in such merger.

Ron Gardner is a member of our Board of Directors and has provided services to the BidGive business during the past six years by assisting us with establishing necessary business relationships and managing the company. Mr. Gardner continues to provide us with these services. Mr. Gardner also assisted and was affiliated with BidGive Group, LLC (a predecessor to BidGive International) by virtue of his ownership interest therein and by providing services such as referrals to potential business partners and general business advice.  As consideration for his services, on May 28, 2003, Mr. Gardner received a total of 320,000 membership interest units in BidGive Group, LLC.  On December 4, 2003, upon completion of the merger of BidGive Group, LLC into the Merger Sub, Mr. Gardner’s membership interest units were converted into 588,250 shares of our common stock.

Robert Schneiderman is a member of our advisory board and has provided services to the BidGive business during the past four years by assisting us with establishing necessary business relationships.  Mr. Schneiderman continues to provide us with these services. Mr. Schneiderman also assisted and was affiliated with BidGive Group, LLC (a predecessor to BidGive International) by virtue of his ownership interest therein and by providing services such as referrals to potential business partners and general business advice.  As consideration for his services, on May 28, 2003, Mr. Schneiderman received a total of 200,000 membership interest units in BidGive Group, LLC.  On December 4, 2003, upon completion of the merger of BidGive Group, LLC into the Merger Sub, Mr. Schneiderman’s membership interest units were converted into 367,656 shares of our common stock.

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

The Company has issued convertible notes to officers and majority shareholders in order to obtain funding for operations. The notes total $127,600 at December 31, 2009 and have accrued interest totaling $57,261.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1) The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for audit of the Company's annual financial statements was $0 for the fiscal year ended December 31, 2009.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for audit of the Company's annual financial statements was $0 for the fiscal year ended December 31, 2008.  The aggregate fees billed by Child, Van Wagoner and Bradshaw, PLLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB and Form 10-Q were $10,600 during the period ended December 31, 2008.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q was $0 during the period ended December 31, 2009.

(2) Chisholm, Bierwolf, Nilson & Morrill, LLC billed the Company $0 for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal year ended December 31, 2008.  Chisholm, Bierwolf, Nilson & Morrill, LLC billed the Company $0 for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal year ended December 31, 2009.

Tax Fees

(3) The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice and tax planning was $0 for the fiscal year ended 2008.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice and tax planning was $0 for the fiscal year ended 2009.

All Other Fees

(4) Chisholm, Bierwolf, Nilson & Morrill, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

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

Dated: April 13, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ James P. Walker, Jr.

President, Chief Executive Officer, Secretary, and Director

Dated: April 13, 2010

By: /S/ Rebecca Richardson-Blanchard

Interim Chief Financial Officer, Principal Accounting Officer

Dated: April 13, 2010

By: /S/ Ronald D. Gardner

Director, Chairman of the Board

Dated: April 13, 2010