Form 10-Q
period 2010-03-31
BIDGIVE INTERNATIONAL INC
filed 2010-05-17
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: MARCH 31, 2010

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

(214) 691- 7880
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

The number of shares outstanding of the registrant's common stock on May 14, 2010: 592,980

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$3,787	$12,705
Total current assets	3,787	12,705

Total assets	$3,787	$12,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$224,005	$216,381
Accrued interest	61,749	57,261
Lines of credit	70,837	73,246
Loans payable	17,065	17,065
Loans from shareholder	43,717	45,417
Short term convertible debt - related party, net	127,600	127,600
Total current liabilities	544,973	536,970

Total liabilities	544,973	536,970

Common stock subject to rescission rights, $.001 par value; 2,160 shares issued and outstanding	40,500	40,500
Stockholders' (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both years	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 592,980 shares issued and outstanding for both periods (outstanding shares include shares subject to rescission rights from above), retroactively restated	591	591
Additional paid in capital	963,262	963,262
Accumulated deficit	(1,545,539)	(1,528,618)

Total stockholders' (deficit)	(581,686)	(564,765)

Total liabilities and stockholders' (deficit)	$3,787	$12,705

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31,
	2010	2009
Revenues
Sales revenues	$3,224	$3,872
Cost of goods sold	1,304	-
Gross Profit	1,920	3,872

Operating expenses
Consulting fees	-	15,800
Professional fees	7,965	759
Office expenses/administrative	3,929	409
Other expenses	1,109	1,411
Total operating expenses	13,003	18,379

Loss from operations	(11,083)	(14,507)

Other income (expense)
Interest expense - accretion of debt discount	-	(792)
Interest expense	(5,838)	(5,799)
Total other income (expense)	(5,838)	(6,591)

Net loss before income taxes	(16,921)	(21,098)
Provision for income taxes	-	-

NET LOSS	$(16,921)	$(21,098)

Basic net loss per share	$(0.03)	$(0.04)
Weighted average number of shares outstanding, including shares subject to rescission	592,980	524,910

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,921)	$(21,098)
Adjustments to reconcile net loss to net cash used in operations:
Accretion of debt discount	-	792
Stock issued for services	-	15,800
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,624	3,723
Accrued interest	4,488	4,402
Net cash provided by (used in) operations	(4.809)	3,619

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Payments made on loans from shareholder	(1,700)	-
Payments made on lines of credit	(2,409)	(2,396)
Loans from shareholder	-	1,930
Net cash used in financing activities	(4,109)	(466)

Increase (decrease) in cash and cash equivalents	(8,918)	3,153
Cash and cash equivalents, beginning of period	12,705	1,139
Cash and cash equivalents, end of period	$3,787	$4,292

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,350	$1,396
Income taxes paid in cash	$-	$-

The Accompanying Notes are an Integral Part of these Unaudited Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2009 financial statements in Form 10-K and any amendments thereto.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The condensed consolidated financial statements presented are those as of March 31, 2010 of BidGive International, Inc., including MPublishing, LLC of which BidGive owns a 100% interest. Principal operates as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

In December 2009, the Company’s board of directors, and stockholders representing a majority of the Company’s outstanding common stock, approved a 1:15 reverse split of the Company's issued and outstanding common stock, approved by FINRA and effective in January 2010.  All per share data in the accompanying financial statements have been adjusted to reflect the reverse stock split.

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

There was no convertible debt issued in the three months ended March 31, 2010. During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share; however, one of the notes issued in 2005 at a conversion price of $1.50 was renegotiated with the holder in the second quarter of 2009 to be convertible at par value ($0.001) This debt modification was deemed significant and was recorded as extinguishment accounting.  The Company compared the carrying value of the old debt, and the value of the new debt, and recognized a loss on the extinguishment of the debt of $6,500. Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with GAAP.  There was no beneficial conversion feature associated with the convertible debt issued for the year ended December 31, 2007. For the convertible debt issued during the year ended December 31, 2009, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $792 and $12,481 in expense for the accretion of the discount during the years ended December 31, 2009 and 2008. During the years ended December 31, 2008 and 2007, the Company issued 313,083 (20,872 post split) and 49,290 (3,286 post split), of the Company’s common stock for the conversion of $72,513 and $16,128, respectively of convertible debt and interest. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand.

During 2004, the Company issued 32,400 (2,160 post split) shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect, may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares with interest. Accordingly, the issuance of 32,400 (2,160 post split) shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Interest to be paid contingent upon the possibility of rescission is considered immaterial.

NOTE 3 LINES OF CREDIT, LOANS PAYABLE AND LOANS FROM SHAREHOLDERS

The Lines of Credit ($70,837) consist of revolving debt (a business line of credit, and credit card debt), the Loan Payable ($17,065) is to a third-party business entity that provided a short term loan to the company for business operations, and the Loans from Shareholders ($43,717) are short term loans from shareholders also to cover business operations.  The Lines of Credit are issued under standard terms incurring interest and requiring monthly payments. The Loan Payable and the Loans from Shareholders were also issued under standard negotiable terms and accrue nominal interest, ranging from 2% to 10%, but do not require monthly payments, rather are due in full on their due dates, which dates are extended as necessary.

NOTE 4

REVENUE RECOGNITION

The financial statements are prepared based on the accrual method of accounting, which is the required accounting method for a corporation.  The Company recognizes revenues when it receives funds from vendors or customers, usually via credit card transactions, checks, wire or account transfers. The Company also receives some cash payments from vendors and customers in payment for the advertising, marketing and management services it provides, which is recognized as revenue when services have been performed, delivery occurred, and milestones achieved, when applicable. All revenue, including advertising revenue, is handled in this manner; however, with certain sources of revenue and with certain customers, payment is expected upon performance of services, and the company does not extend credit..  In summary, the company receives revenue from royalties on sales proceeds and advertising through the company's website and its proprietary affinity programs. No revenues have been generated to date from any other projects in development, including the Shaolin program, the DotCom Film Festival, or the MDG program. The Company also received $54,500 in 2009 in the form of non-refundable deposits for the potential sale of the public shell.  The negotiations for these sales fell through in 2009.  Therefore, these deposits were recorded as other income by the Company for 2009.

NOTE 5 STOCK TRANSACTIONS

Common Stock

On February 27, 2009, the Company issued 1,580,000 (105,344 post split) shares of common stock valued at $.01 per share to several individuals for services rendered throughout the last few years.  The Company recognized $15,800 in consulting expenses for these services.

In December 2009, the Company’s board of directors, and stockholders representing a majority of the Company’s outstanding common stock, approved a 1:15 reverse split of the Company's issued and outstanding common stock, approved by FINRA and effective in January 2010.   Also approved was a recapitalization increasing the common stock authorized to 150,000,000. The preferred stock authorized remained at 10,000,000.

NOTE 6 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2010, the Company has incurred accumulated deficits of $1,545,539 and only had cash of $3,787.  The Company has had recurring net losses and negative working capital.  The Company had a working capital deficit of $541,186 and $524,265 for March 31, 2010 and December 31, 2009, respectively.  Historically, the Company has had negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  Management feels that the related revenues from operations and reduction in expenses and overhead will provide the Company with sufficient working capital to allow it to continue as a going concern, however revenues must increase significantly for the Company to remain viable.

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

Our revenues were $3,224 for the three months ended March 31, 2010.  We derive our revenues from our project and program development and management services.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues.  Our revenues decreased to $3,224 during the three months ended March 31, 2010 from $3,872 during the three months ended March 31, 2009.  The decrease in revenue from 2009 was due to decreased operations and lower sales royalty revenues.

Operating expenses.  Our operating expenses decreased $5,376 or 29% to $13,003 during the three months ended March 31, 2010 from $18,379 during the three months ended March 31, 2009.  The decrease was primarily due to cost-cutting measures implemented.

Net income/loss.  The net loss was $16,921 during the three months ended March 31, 2010 compared to a net loss of $21,098 during the three months ended March 31, 2009. The loss was primarily due to operating expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations.

Total liabilities. Our total liabilities increased $8,003 or 1.5% to $544,973 at March 31, 2010 compared to $536,970 at December 31, 2009. The increase consisted primarily of increased credit card debt and debt owed to creditors, including lawyers and auditors.

Liquidity and Capital Resources

For the three months ended March 31, 2010, the Company’s consolidated balance sheet reflects current and total assets of $3,787 in comparison to $12,705 for December 31, 2009, and current liabilities of $544,973 for March 31, 2010 in comparison to $536,970 for December 31, 2009.  The increase in current liabilities is due to the increase in debts to creditors and credit card debt, interest expense, and inclusion of the deposit for the proposed public vehicle sale.

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

Events Subsequent to March 31, 2010

None.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2010, the Company had no off balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. No recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

Part II - Other Information

Item 1.      Legal Proceedings

 In June 2009, an individual with whom the Company had only limited contact, filed suit in a District Court in Dallas County, Texas against the Company, and against DotCom Film Festival, LLC (“DCFF”) and Michael Jacobson (“Jacobson”), individually.  The Company and its legal counsel believed the claims were without merit and would not result in any liability or damages to the Company; and on April 16, 2010 the matter was resolved and the lawsuit and claims against the Company were dismissed with prejudice.

Item 1A.

 Risk Factors

Not Applicable.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      (Removed and Reserved).

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

Dated:  May 17, 2010

 By: /s/ James P. Walker, Jr., President and

Chief Executive Officer

Dated:  May 17, 2010

 By: /s/ Rebecca Richardson-Blanchard

               Interim Chief Financial Officer