Form 10-Q
period 2010-06-30
BIDGIVE INTERNATIONAL INC
filed 2010-08-12
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

{ X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: June 30, 2010

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

(214) 691-7880
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [   ] Yes   [ X ] No

The number of shares outstanding of the registrant's common stock on August 4, 2010:   592,980

BIDGIVE INTERNATIONAL, INC.

INDEX

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$80	$12,705
Total current assets	80	12,705

Total assets	$80	$12,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$237,762	$216,381
Accrued interest	66,294	57,261
Lines of credit	68,882	73,246
Loans payable	17,065	17,065
Loans from shareholder	46,517	45,417
Short term convertible debt - related party, net	127,600	127,600
Total current liabilities	564,120	536,970

Total liabilities	564,120	536,970

Common stock subject to rescission rights, $.001 par value; 2,160 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both periods	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 592,980 shares issued and outstanding for both periods (outstanding shares include shares subject to rescission rights from above), retroactively restated	591	591
Additional paid in capital	963,262	963,262
Accumulated deficit	(1,568,393)	(1,528,618)

Total stockholders' (deficit)	(604,540)	(564,765)

Total liabilities and stockholders' (deficit)	$80	$12,705

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Revenues
Sales revenues	$2,141	$6,139	$5,365	$10,011
Cost of goods sold	1,343	2,457	2,647	2,457
Gross Profit	798	3,682	2,718	7,554

Operating expenses
Consulting fees	-	-	-	15,800
Professional fees	14,747	8,370	22,712	9,129
Office expenses / administrative	2,187	677	6,116	1,086
Other expenses	614	4,452	1,723	5,863
Total operating expenses	17,548	13,499	30,551	31,878

Loss from operations	(16,750)	(9,817)	(27,833)	(24,324)

Other income (expense)
Other Income	-	14,500	-	14,500
Interest expense - accretion of debt discount	-	-	-	(792)
Interest expense	(6,104)	(5,885)	(11,942)	(11,684)
Total other income (expense)	(6,104)	8,615	(11,942)	2,024

Net loss before income taxes	(22,854)	(1,202)	(39,775)	(22,300)
Provision for income taxes	-	-	-	-

NET LOSS	$(22,854)	$(1,202)	$(39,775)	$(22,300)

Basic net loss per share	$(0.04)	$(0.00)	$(0.07)	$(0.04)
Weighted average number of shares outstanding, including shares subject to rescission	592,980	592,791	592,957	559,038

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(39,775)	$(22,300)
Adjustments to reconciles net loss to net cash provided by (used in) operations:
Accretion of debt discount	-	792
Stock issued for services	-	15,800
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	21,381	(353)
Accrued interest	9,033	8,993
Net cash provided by (used in) operations	(9,361)	2,932

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Payments made on lines of credit	(4,364)	(2,774)
Repayment of short term loans - related parties	(1,700)	(850)
Loans from shareholder	2,800	1,930
Net cash provided by financing activities	(3,264)	(1,694)

Increase (decrease) in cash and cash equivalents	(12,625)	1,238
Cash and cash equivalents, beginning of period	12,705	1,139
Cash and cash equivalents, end of period	$80	$2,377

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,909	$2,691
Income taxes paid in cash	$-	$-
Non-cash investing and financing activities:
Common stock issued for services	$-	$15,800

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2009 financial statements in Form 10-K.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The consolidated financial statements presented are those as of June 30, 2010 of BidGive International, Inc., including the operations of MPublishing, LLC of which BidGive owns a 100% interest. Principal operations as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers can purchase discount retail and merchant services offerings. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

There was no convertible debt issued in the three months ended June 30, 2010. During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share; however, one of the notes issued in 2005 at a conversion price of $1.50 was renegotiated with the holder in the second quarter of 2009 to be convertible at par value ($0.001). This debt modification was deemed significant and was recorded as extinguishment accounting.  The Company compared the carrying value of the old debt, and the value of the new debt, and recognized a loss on the extinguishment of the debt of $6,500. Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with EITF 98-5. There was no beneficial conversion feature associated with the convertible debt issued in for the year ended December 31, 2007. For the convertible debt issued during the year ended December 31, 2009, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $792 and $12,481 in expense for the accretion of the discount during the years ended December 31, 2009 and 2008. During the years ended December 31, 2008 and 2007, the Company issued 313,083 (20,872 post split) and 49,290 (3,286 post split), of the Company’s common stock for the conversion of $72,513 and $16,128, respectively of convertible debt and interest. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand.

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

NOTE 3 LINES OF CREDIT, LOANS PAYABLE AND LOANS FROM SHAREHOLDERS

The Lines of Credit ($68,888) consist of revolving debt (a business line of credit, and credit card debt), the Loan Payable ($17,065) is to a third-party business entity that provided a short term loan to the company for business operations, and the Loans from Shareholders ($46,517) are short term loans from shareholders also to cover business operations.  The Lines of Credit are issued under standard terms incurring interest and requiring monthly payments. The Loan Payable and the Loans from Shareholders were also issued under standard negotiable terms and accrue nominal interest, ranging from 2% to 10%, but do not require monthly payments, rather are due in full on their due dates, which dates are extended as necessary.

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

NOTE 6 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2010, the Company has incurred accumulated deficits of $1,568,393 and only had cash of $80.  The Company has had recurring net losses and negative working capital.  The Company had a working capital deficit of $564,040 and $524,265 for June 30, 2010 and December 31, 2009, respectively.  Historically, the Company has had negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  Management feels that the related revenues from operations and reduction in expenses and overhead will provide the Company with sufficient working capital to allow it to continue as a going concern, however revenues must increase significantly for the Company to remain viable.

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

Our revenues were $5,365 for the six months ended June 30, 2010.  We derive our revenues from our project and program development and management services.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended June 30, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues.  Our revenues decreased to $5,365 during the six months ended June 30, 2010 from $10,011 during the six months ended June 30, 2009.  The decrease in revenue was due to decreased operations and lower sales royalty revenue.  The Company also received $14,500 in a non-refundable deposit for the sale of the public shell in the second quarter of 2009.  The negotiations for this sale fell through during the period ended June 30, 2009.  Therefore, this deposit was recorded as other income by the Company in the second quarter 2009.

Operating expenses.  Our operating expenses decreased to $30,551 during the six months ended June 30, 2010 from $31,878 during the six months ended June 30, 2009.  The decrease was primarily due to lower costs associated with operations and reduced sales activity.

Net income/loss.  The net loss was $39,775, during the six months ended June 30, 2010 compared to a net loss of $22,300 during the six months ended June 30, 2009. The loss was primarily due to operating expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations.

Total liabilities. Our total liabilities increased $27,150 to $564,120 at June 30, 2010 from $536,970 as of December 31, 2009. The increase consisted primarily of increased debt owed to creditors, including lawyers and auditors.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues.  Our revenues decreased to $2,141 during the three months ended June 30, 2010 from $6,139 during the three months ended June 30, 2009.  The decrease in revenue was due to decreased operations and lower sales royalty revenue.  The Company also received $14,500 in a non-refundable deposit for the sale of the public shell in the second quarter of 2009.  The negotiations for this sale fell through during the period ended June 30, 2009.  Therefore, this deposit was recorded as other income by the Company in the second quarter 2009.

Operating expenses.  Our operating expenses increased to $17,548 during the three months ended June 30, 2010 from $13,499 during the three months ended June 30, 2009.  The increase was primarily due to increased professional fees related to public company filing requirements.

Net income/loss.  The net loss was $22,854 during the three months ended June 30, 2010 compared to a net loss of $1,202 during the three months ended June 30, 2009. The loss was primarily due to operating expenses exceeding revenues as the Company continues to expend monies for restructuring and expanding operations.

Liquidity and Capital Resources

For the six months ended June 30, 2010, the Company’s consolidated balance sheet reflects current and total assets of $80 in comparison to $12,705 for December 31, 2009, and current liabilities of $564,120 in comparison to $536,970 for December 31, 2009.  The increase in current liabilities is due to the increased debt owed to creditors, including lawyers and auditors.

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

Events Subsequent to June 30, 2010

None.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2010, the Company had no off balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. No recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

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

Item 4.      (Removed and Reserved)

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

4.1

Convertible promissory note (filed as Exhibit 4.1 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on May 6, 2005, and incorporated herein by reference).

4.2

Form of Convertible Note Extension Agreement (filed as Exhibit 4.2 to BidGive International’s Preliminary Registration Statement on Form SB-2 filed on November 25, 2005, and incorporated herein by reference).

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

BIDGIVE INTERNATIONAL, INC.

Dated: August 12, 2010	By: /s/ James P. Walker, Jr., President and Chief Executive Officer
Dated: August 12, 2010	By: /s/ Rebecca Richardson-Blanchard Interim Chief Financial Officer