Form 10-Q
period 2010-09-30
BIDGIVE INTERNATIONAL INC
filed 2010-11-22
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock on November 15, 2010:   8,592,980

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$565	$12,705
Total current assets	565	12,705

Total assets	$565	$12,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$131,297	$216,381
Accrued interest	70,627	57,261
Lines of credit	-	73,246
Loans payable	2,065	17,065
Loans from shareholder	24,867	45,417
Short term convertible debt - related party, net	87,600	127,600
Total current liabilities	316,456	536,970

Total liabilities	316,456	536,970
Common stock subject to rescission rights, $.001 par value; 2,160 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both periods	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 8,592,980 and 592,980 shares issued and outstanding for September 30, 2010 and December 31, 2009, respectively and retroactively restated (outstanding shares include shares subject to rescission rights from above).	8,591	591
Additional paid in capital	1,195,262	963,262
Accumulated deficit	(1,560,244)	(1,528,618)
Total stockholders' (deficit)	(356,391)	(564,765)

Total liabilities and stockholders' (deficit)	$565	$12,705

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Revenues
Sales revenues	$1,689	$1,719	$7,054	$11,730
Cost of goods sold	972	901	3,619	3,358
Gross Profit	717	818	3,435	8,372

Operating expenses
Consulting fees	-	-	-	15,800
Professional fees	1,428	1,486	24,140	10,615
Office expenses/administrative	-	9,873	6,116	10,959
Other expenses	1,048	4,056	2,771	9,919
Total operating expenses	2,476	15,415	33,027	47,293

Loss from operations	(1,759)	(14,597)	(29,592)	(38,921)

Other income (expense)
Other Income	-	50,000	-	64,500
Interest expense - accretion of debt discount	-	-	-	(792)
Interest expense	(5,600)	(6,564)	(17,542)	(18,248)
Forgiveness of debt	15,508	-	15,508	-
Loss on debt extinguishment	-	(6,500)	-	(6,500)
Total other income (expense)	9,908	36,936	(2,034)	38,960

Net loss before income taxes	8,149	22,339	(31,626)	39
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$8,149	$22,339	$(31,626)	$39

Basic net loss per share	$0.00	$0.04	$(0.03)	$0.00
Weighted average number of shares outstanding, including shares subject to rescission	2,071,241	592,791	1,091,133	570,413

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income/(loss)	$(31,626)	$39
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operations:
Accretion of debt discount	-	792
Forgiveness of debt	(15,508)	-
Loss on debt extinguishment	-	6,500
Stock issued for services	-	15,800
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(69,576)	2,789
Accrued interest	13,366	13,638
Net cash provided by (used in) operations	(103,344)	39,558

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Payments made on lines of credit	(73,246)	(4,484)
Proceeds from short term loans - related parties	-	3,380
Repayment of short term loans - related parties	(40,000)	-
Repayment of loan payable	(15,000)	-
Proceeds from loans from shareholder	6,150	-
Repayment of loans from shareholder	(26,700)	(1,600)
Proceeds from sale of common stock	240,000	-
Net cash provided by (used in) financing activities	91,204	(2,704)

Increase (decrease) in cash and cash equivalents	(12,140)	36,854
Cash and cash equivalents, beginning of period	12,705	1,139
Cash and cash equivalents, end of period	$565	$37,993

Supplemental disclosures of cash flow information:
Interest paid in cash	$4,176	$4,610
Income taxes paid in cash	$-	$-
Non-cash investing and financing activities:
Common stock issued for services	$-	$15,800

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Nature of Business

The consolidated financial statements presented are those as of September 30, 2010 of BidGive International, Inc., including MPublishing, LLC of which BidGive owns a 100% interest. Principal operates as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

 We spent much of 2009 working to expand programs and projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) and a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users.

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

 There was no convertible debt issued in the nine months ended September 30, 2010. During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share; however, one of the notes issued in 2005 at a conversion price of $1.50 was renegotiated with the holder in the second quarter of 2009 to be convertible at par value ($0.001) This debt modification was deemed significant and was recorded as extinguishment accounting.  The Company compared the carrying value of the old debt, and the value of the new debt, and recognized a loss on the extinguishment of the debt of $6,500. Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with GAAP.  There was no beneficial conversion feature associated with the convertible debt issued in for the year ended December 31, 2007. For the convertible debt issued during the year ended December 31, 2008, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $12,481 in expense for the accretion of the discount during the years ended December 31, 2008 and $792 during the period ended March 31, 2009. During the years ended December 31, 2008 and 2007, the Company issued 313,083 and 49,290, of the Company’s common stock for the conversion of $72,513 and $16,128, respectively of convertible debt and interest. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand.   Reference is made to the extensive disclosures and table of convertible notes with full explanations in the "Liquidity and Capital Resources" section of the Company’s filed Form 10-K and all amendments thereto.  The outstanding notes are rolled over and due dates extended as necessary for three to six months each time they become due, and none of the notes are currently in default.  These extensions have no accounting impact.  During the quarter ending September 30, 2010, $40,000 of the convertible debt was repaid, leaving and outstanding balance of $87,600 on September 30, 2010.

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

Note 3 PAYABLES, Lines OF CREDIT, LOANS PAYABLE AND LOANS FROM SHAREHOLDERS

The Lines of Credit consisted of revolving debt (a business line of credit, and credit card debt), the Loan Payable ($2,065) is to a third-party business entity that provided a short term loan to the company for business operations and the Loans from Shareholders ($24,867) are short term loans from shareholders also to cover business operations.  The Lines of Credit are issued under standard terms incurring interest and requiring monthly payments. The Loan Payable and the Loans from Shareholders were also issued under standard negotiable terms and accrue nominal interest, ranging from 2% to 10%, but do not require monthly payments, rather are due in full on their due dates, which dates are extended as necessary.  During the quarter ending September 30, 2010, the lines of credit were paid in full, $15,000 was paid on the loan payable and $6,150 in proceeds from loans from shareholders and then $26,700 was paid on the loans from shareholders.  During the quarter, $69,576 was paid against accounts payable.  In conjunction with these payments, $15,508 in accounts payable were forgiven by the debtors.  This amount has been reported as forgiveness of debt.  The outstanding balances were $2,065 for loan payable and $24,867 for loans from shareholders on September 30, 2010.

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

NOTE 5 STOCK TRANSACTIONS

Common Stock

On September 13, 2010, the Company issued 8,000,000 shares of common stock to Vincent & Rees, L.C. at $.03 per share for total cash proceeds of $240,000 pursuant to a Subscription Agreement.

NOTE 6 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2010, the Company has incurred accumulated deficits of $1,560,244 and only had cash of $565.  The Company has had recurring net losses and negative working capital.  The Company had a working capital deficit of $315,891 and $524,265 for September 30, 2010 and December 31, 2009, respectively.  The Company has had negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  Management feels that the related revenues from operations and reduction in expenses and overhead will provide the Company with sufficient working capital to allow it to continue as a going concern, however revenues must increase significantly for the Company to remain viable.

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

On September 13, 2010, Vincent & Rees, L.C. entered into a Stock Purchase Agreements (the “SPA”) with certain holders of an aggregate of 181,328 shares of common stock, by which the Buyer agreed to purchase the Sellers’ common stock.  Following the completion of the Stock Purchase Agreements, on September 13, 2010, Vincent & Rees, L.C., entered into a Subscription Agreement (the “Subscription Agreement”) with the Registrant whereby it purchased 8,000,000 shares of the Registrant for $240,000, or $0.03 per share.  The proceeds of this sale were to be used to pay off certain liabilities of the Registrant.

At the closing of the SPA and the Subscription Agreement, the Buyer became the holder of an aggregate of approximately 96.6% of the Company’s outstanding shares of common stock, and a change of control occurred.

Our revenues were $7,054 for the nine months ended September 30, 2010 (unaudited).  We derive our revenues from the sale of marketing brochures, and our project and program development and management services.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2010.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2009

Revenues.  Our revenues decreased to $7,054 during the nine months ended September 30, 2009 from $11,730 (including discontinued operations) during the nine months ended September 30, 2009.  The decrease in revenue from 2009 was due to decreased fee revenue.

Operating expenses.  Our operating expenses decreased to $33,027 during the nine months ended September 30, 2010 from $47,293 during the nine months ended September 30, 2009.  The decrease was primarily due to lower costs associated with operations and reduced sales activity.

Net gain.  The net loss was $31,626 during the nine months ended September 30, 2010 compared to a net gain of $39 during the nine months ended September 30, 2009. The difference was primarily due to other income in 2009 offsetting the operating expenses that didn’t exist in 2010.

Accounts Payable and Accrued Liabilities (including accrued interest). Our accounts payable and accrued liabilities decreased $71,718 to $201,924 at September 30, 2010 from $273,642 as of December 31, 2009. The decrease was the result of liabilities being paid with the proceeds from the sale of common stock during the quarter ending September 30, 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues.  Our revenues decreased to $1,689 during the three months ended September 30, 2010 from $1,719 during the three months ended September 30, 2009.  The decrease in revenue was due to a decrease in fee revenue.

Operating expenses.  Our operating expenses decreased to $2,476 during the three months ended September 30, 2010 from $15,415 during the three months ended September 30, 2009.  The decrease was primarily due to lower costs associated with operations and reduced sales activity.

Net gain.  The net gain was $8,149 during the three months ended September 30, 2010 compared to a net gain of $22,339 during the three months ended September 30, 2009. The gain was primarily due to decreased operating expense and a gain on debt extinguishment.

Liquidity and Capital Resources

 For the nine months ended September 30, 2010, the Company’s consolidated balance sheet reflects current and total assets of $565 in comparison to $12,705 for December 31, 2009, and current liabilities of $316,456 in comparison to $536,970 for December 31, 2009.  The decrease in current liabilities is due to the payment of liabilities with the proceeds from the sale of common stock during quarter ending September 30, 2010.

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

Events Subsequent to September 30, 2010

None.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2010, the Company had no off balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. No recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

 Part II - Other Information

Item 1.      Legal Proceedings

 None

Item 1A.         Risk Factors

Not Applicable.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2010, the Company received proceeds of $240,000 from sales of 8,000,000 shares of common stock in a private placement. The proceeds of this sale were to be used to pay off certain liabilities of the Registrant.

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

BIDGIVE INTERNATIONAL, INC.

Dated: November 22, 2010	By: /s/ David M. Rees
President and
Chief Executive Officer

Dated: November 22, 2010	By: /s/ David M. Rees
Interim Chief Financial Officer