Form 10-K
period 2010-12-31
BIDGIVE INTERNATIONAL INC
filed 2011-04-15
CIK 1111473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

BIDGIVE INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Delaware	000-49999	13-4025362
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
175 South Main StreetFifteenth FloorSalt Lake City, Utah 84111
(Address of principal executive offices)
Registrant’s telephone number, including area code: (972) 943-4185

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the of the Exchange Act    ☐ Yes    ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed fiscal quarter: $206,106.30] based on a price of $0.51 per share, being the average of the bid and asked price of the Company’s common stock as of December 31, 2010.

As of April 15, 2011, the Company had 8,592,980 shares issued and outstanding.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

2

ITEM 2. PROPERTIES

6

ITEM 3. LEGAL PROCEEDINGS

6

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

6

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  7

ITEM 6. SELECTED FINANCIAL DATA

7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION  8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

13

ITEM 8. FINANCIAL STATEMENTS

13

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  29

ITEM 9A. CONTROLS AND PROCEDURES

29

ITEM 9B. OTHER INFORMATION

31

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

31

ITEM 11. EXECUTIVE COMPENSATION.

32

ITEM. 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  34

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  34

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

35

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

36

ITEM 1.

BUSINESS.

Background

BidGive International, Inc. (formerly known as Rolfe Enterprises, Inc.) (“we,” “us,” “our,” or “BidGive International”, the “Company”), was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 (the “Exchange Act”) by filing a registration statement on Form 10-SB on September 12, 2002.  On April 12, 2004, Rolfe Enterprises, Inc. was merged with and into (the “reincorporation merger”) BidGive International, a Delaware corporation formed on such date and prior to the merger a wholly-owned subsidiary of Rolfe Enterprises, Inc., with BidGive International surviving the reincorporation merger.  The purpose of the reincorporation merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

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

On September 13, 2010, Vincent & Rees, L.C., entered into a Stock Purchase Agreements with certain holders of an aggregate of 181,328 shares of common stock, by which Vincent & Rees, L.C. agreed to purchase the Sellers’ common stock.  Following the completion of the Stock Purchase Agreement, on September 13, 2010, Vincent & Rees, L.C., a Utah limited liability company, entered into a Subscription Agreement with the Company whereby it purchased 8,000,000 shares of the Company for $240,000, or $0.03 per share.  The proceeds of this sale were to be used to pay off certain liabilities of the Company.  At the closing of the Stock Purchase Agreement and the Subscription Agreement, Vincent & Rees, L.C. became the holder of an aggregate of approximately 96.6% of the Company’s outstanding shares of common stock.

On March 31, 2011, the Company entered into and closed an Asset Sale, Purchase, and Transfer Agreement with Bidgive Strategic Concepts, LLC, a Texas limited liability company, whereby the Company sold its operations to Bidgive Strategic Concepts, LLC.  The consideration for this transaction consists of Bidgive Strategic Concepts, LLC’s assumption of the liabilities of the operations of the Company.

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

Principal Products and Services

We spent 2010 managing existing projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users.

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

The Company’s minor interest in the DotCom Film Festival Board Game and the DotCom FilmFestival (“DCFF”) website have still been placed on hold until the domestic US and international economy improves and funding can be obtained.

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

ITEM 2.

 PROPERTIES.

Our offices in 2010 were located at 3538 Caruth Blvd., Suite 200, Dallas, Texas 75225, in approximately 400 square feet of office space in a facility owned by one of our investors, Jim Walker, who is providing the space rent-free while we ramp up operations and seek to raise capital. These premises will remain available to us on a rent-free basis until we outgrow them and require larger offices. Our current office space is adequate and suitable for current operations, and is expected to be suitable for future operations for at least the remainder of the current fiscal year. Other than office space, we maintain minimal amounts of equipment. The website is housed on third party host servers with scalable properties and redundant backup and security protections. Our proprietary in-house operating software was designed using free shareware as a base, and we license other elements of our operations as necessary.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2010.

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

Holders.  As of December 31, 2011, we had 8,592,980 shares of Common Stock outstanding and had approximately 194 stockholders of record.

Dividends.  The Company has not declared or paid any cash dividends on its common stock during the period ended December 31, 2010, or in any prior period.  There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

We currently have no securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

None.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

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

Plan of Operations

On March 31, 2011 the Company entered into a ASSET SALE, PURCHASE AND TRANSFER AGREEMENT (the “Agreement”) with Bidgive Strategic Concepts, LLC, a Texas limited liability company (the “Buyer”) whereby the Company sold its operations (the “Business”) to the Buyer.  The consideration for this transaction consists of the Buyer’s assumption of the liabilities of the operations of the Business. Accordingly the Company is actively searching for merger candidates and acquisition opportunities.

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

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2009 and the fiscal year ending December 31, 2010 on a consolidated basis shows decreasing revenues that the Company attributes to the Company’s reorganization of business operations and focus on long-range projects as discussed above, and reduced expenses that the Company attributes to the same reorganization of operations.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009.

Financial Statement Line Item	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009

Revenue from Operations	$10,822	$13,103

Operating Expenses	$43,808	$83,205

Net Loss	($43,661)	($58,043)

Current and Total Assets	$2,228	$12,705

Convertible Debt Outstanding	$87,600	$127,600

Current Liabilities	$330,654	$536,970

Cash on Hand	$615	$12,705

Consolidated revenues for the fiscal year ended December 31, 2010 were $10,822, compared to revenues of $13,103 for the fiscal year ended December 31, 2009.  The revenues received in 2009 were nominally from sales to existing clients, with the bulk of revenues and the increase in revenues coming from receipt of non-refundable deposits on business transactions.  The company's revenues in 2010 were primarily from sales to existing clients.

Consolidated operating expenses for the fiscal year ended December 31, 2010 were $43,808, compared to $83,205 for the same expenses during the fiscal year ended December 31, 2009. The decrease in operating expenses in 2010 as compared to 2009 is the result of lower expenses associated with lower consulting and professional fees paid.

Our consolidated net loss for the fiscal year ended December 31, 2010 was $43,661 compared to a net loss of $58,043 for the fiscal year ended December 31, 2009. The decrease in net losses during this period is attributable to lower operating expenses, as discussed above.

For the year ended December 31, 2010, our consolidated balance sheet, reflects current and total assets of $2,228 in comparison to $12,705 for the twelve months ended December 31, 2009.  The decrease in Current and Total Assets is the result of lower cash on hand.

Convertible debt decreased by $40,000 from $127,600 for the year ending December 2009 to $87,600 for the year ending December 2010.

As of December 31, 2010, the Company had total current liabilities of $330,654 in comparison to $536,970 for the twelve months ended December 31, 2009. The decrease in current liabilities is primarily the result of the payments made with the cash received from the sale of common stock.

Cash on Hand as of December 31, 2010, was $615 as compared to $12,705 as of December 31, 2009.  The decrease in cash on hand as of December 31, 2010 is the result of payments made to lower the liabilities of the Company.   Additional discussion regarding the Company’s plans to satisfy its cash requirements is set forth in disclosures regarding our Plan of Operations.

As more fully discussed in the footnotes to the Financial Statements, the Balance Sheet line items “Accounts Payable and Accrued Liabilities” and “Accrued Interest” decreased from $273,642 (combined) for the year ending December 2009 to $216,122 (combined) for the year ending December 2010, due to an increase in interest and accounts due offset with payments made with the cash received from the sale of common stock.  The line item “Convertible Debt” changed from $127,600 for the year ending December 2009 to $87,600 for the year ending December 2010.

Liquidity and Capital Resources

For the year ended December 31, 2010, our consolidated balance sheet, reflects current and total assets of $2,228 in comparison to current and total assets of $12,705 for the twelve months ended December 31, 2009, and total current liabilities of $330,154 in comparison to $536,970 for the twelve months ended December 31, 2009. Cash on hand on December 31, 2010 was approximately $615. This sum will not satisfy our cash requirements at all for 2011.

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible issuance of additional short-term debt and from revenues generated by ongoing potential expanded or new operations. Existing operations provide only nominal revenues and cash generation, and are not sufficient to support existing expenses, including the ongoing expenses of debt maintenance and being a micro-public company in the new regulatory environment. We may not receive any significant amount of proceeds from either debt leveraging or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we are unable to raise additional capital from other sources, such as short-term loans from our officers and directors or other persons, we will be required to limit our operations to those which can be financed with the capital which is currently available and will be required to significantly curtail our operations to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing. The Company is investigating potential expanded and new business lines and revenue generating programs, while continuing to pursue its present operations and the availability of any possible merger partners or suitors; but in the present difficult business, economic and credit environment there is no assurance that these efforts will provide any meaningful sources of revenue or changes in circumstance.  The present cash on hand combined with revenues being generated from operations, are not expected to satisfy our cash needs at all for 2011 based upon our current level of operations.

In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 2,160 (post split) shares of common stock from which we received gross offering proceeds of $40,500 and a total of $127,290 in face amount of convertible promissory notes. We also paid off $1,650 in convertible notes plus accrued interest, and in the first quarter of 2007 six convertible noteholders elected to convert when the notes became due eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest, resulting in the issuance of 49,290 shares of the company’s common stock, and in the fourth quarter of 2008 two convertible noteholders elected to convert when the notes became due six (6) of the outstanding convertible notes totaling $15,996.  These securities were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of our registration statement, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities laws.  If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

Although none of the purchasers of these shares or notes has made or threatened any claim against us alleging violation of the federal securities laws, we have taken their potential claims into account in preparation of our December 31, 2010, balance sheet.   The 2,160 (post split) shares are not treated as part of our issued and outstanding common stock.  Instead, the balance sheet includes a separate line item listing them as “Common Stock subject to rescission rights,” and the offering proceeds of $40,500 received from sale of these shares is treated as a contingent liability rather than as part of shareholder equity.  As of December 31, 2010, our current amount of working capital (current assets less current liabilities) was ($327,926), and after taking into account Common Stock subject to rescission rights, our Total Stockholders (Deficit) was ($368,426).

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

During the year ended December 31, 2005, we issued a total of $76,800 of additional short-term convertible notes and paid off notes totaling $650. The convertible notes issued during 2005 were issued on terms that are similar to the terms of the notes issued in 2004.  But the notes issued during 2005 all have a conversion price of either $1.50 or $1.75.  In the first quarter of 2006, we issued one convertible note in the amount of $2,500 with a conversion price of $1.75 and on terms similar to the terms on all prior notes. We also paid off notes totaling $1,000 plus accrued interest in 2006.  In the fourth quarter of 2006, we issued two straight (non-convertible) promissory notes in the total amount of $9,000 and each bearing interest at 10% and for a six month term.  In 2007 we issued three straight (non-convertible) promissory notes in the total amount of $30,500, each bearing interest at 10% and two for six month terms and one at a three month term. In 2008 we issued two straight (non-convertible) promissory notes in the total amount of $39,341, each bearing interest at 10% and for three month terms, and we issued twelve convertible promissory notes in the total amount of $78,697, bearing interest at 2% to 10% and terms ranging from three to six months. In 2009, the Company issued three straight (non-convertible) promissory notes in the total amount of $21,130, each bearing interest at 4% and for three month terms; no convertible debt or notes were issued in 2009.

During the year ended December 31, 2010, the Company issued five straight (non-convertible) promissory notes in the total amount of $6,150 each bearing interest at 4% and for three month terms; no convertible debt or notes were issued in 2010.  Payments of $40,000 were made against the convertible notes; leaving a total of $87,600 in convertible notes currently outstanding at December 31, 2010.  Payments of $41,700 were made against straight promissory notes during the year ended December 31, 2010, leaving balances of $2,065 in loans payable and $24,867 in loans from shareholders as of December 31, 2010.

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

The following table lists the original due date and the extended due date for each convertible note, or whether the note has been converted:

Note	Amount	Interest Rate	Conversion Rate	Original Due Date	Extended Due Date

1	$2,500	6%	$1.25	5/18/2005	Converted

2	$4,500	6%	$1.25	5/28/2005	Converted

3	$6,250	10%	$1.25	11/29/2004	Converted

4	$4,990	6%	$1.25	7/1/2005	Converted

5	$5,400	6%	$1.25	8/3/2005	5/3/2011

6	$10,000	10%	$1.25	9/30/2005	Converted

7	$2,500	10%	$1.50	5/9/2005	5/10/2011

8	$350	10%	$1.50	6/8/2005	Paid

9	$6,500	10%	$1.50	6/14/2005	3/15/2011

10	$5,000	10%	$1.50	7/1/2005	4/1/2011

11	$300	10%	$1.50	7/12/2005	Paid

12	$5,000	10%	$1.50	8/3/2005	5/3/2011

13	$1,000	10%	$1.50	8/5/2005	Paid

14	$5,000	10%	$1.50	9/11/2005	3/11/2011

15	$5,000	10%	$1.50	10/1/2005	4/1/2011

16	$6,500	10%	$1.50	10/27/2005	4/27/2011

17	$5,000	10%	$1.50	12/1/2005	3/1/2011

18	$15,000	12%	$1.75	12/9/2005	Converted

19	$4,000	10%	$1.50	12/21/2005	3/21/2011

20	$5,000	10%	$1.50	1/19/2006	4/19/2011

21	$5,000	10%	$1.50	11/9/2005	5/9/2011

22	$5,000	10%	$1.50	12/1/2005	3/1/2011

23	$15,000	12%	$1.75	5/8/2006	Converted

24	$2,500	10%	$1.75	9/21/2006	Converted

25	$2,541	2%	$0.10	9/7/08	Converted

26	$10,000	8%	$0.50	10/2/08	4/2/2011

27	$10,000	8%	$0.75	10/2/08	4/2/2011

28	$3,302	2%	$0.08	11/1/08	Converted

29	$25,000	10%	$0.50	11/10/08	Paid

30	$4,471	2%	$0.06	12/4/08	Converted

31	$2,728	2%	$0.06	10/1/08	Converted

32	$15,000	10%	$0.50	12/31/08	Paid

33	$1,414	2%	$0.03	11/26/08	Converted

34	$1,000	2%	$0.02	3/17/09	3/17/2011

35	$1,540	2%	$0.02	12/20/08	Converted

36	$1,700	2%	$0.02	6/18/09	3/18/2011

All the notes are identical and provide for no monthly payments.  The debt is convertible to common stock at any time by the Payee with the Company having the right to pay off the debt with interest even if the Payee elects to convert.

We have not recorded additional costs of borrowing (interest) for the potential benefits of the conversion features since the underlying share values are deemed to be immaterial. The conversion prices were determined extrapolating prices at which we had most recently issued shares of common stock as of the date each borrowing was made. The conversion prices are subject to customary anti-dilution protections. No debt is currently past due, and debt that has been converted into stock as of December 31, 2010 is noted and discussed above.

Off-Balance Sheet Arrangements

During the year ended December 31, 2010, we had no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

INDEX

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bidgive International, Inc.

I have audited the accompanying balance sheets of Bidgive International, Inc. (the "Company") for the years ended December 31, 2010 and 2009 and the related statement of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinions.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidgive International, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred recurring operating loss, has negative working capital as of December 31, 2010, has not yet established an ongoing source of revenues sufficient to cover its operating costs and the cash resources of the Company are insufficient to meet its planned business objectives.   These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 4 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

April 13, 2011

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash	$615	$12,705
Accounts receivable	1,613	-
Total current assets	2,228	12,705

Total assets	$2,228	$12,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$142,284	$216,381
Accrued interest	73,338	57,261
Lines of credit	-	73,246
Loans payable	2,065	17,065
Loans from shareholder	24,867	45,417
Short term convertible debt - related party, net	87,600	127,600
Total current liabilities	330,154	536,970

Total liabilities	330,154	536,970

Common stock subject to rescission rights, $.001 par value; 2,160 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both periods	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 8,592,980 and 592,980 shares issued and outstanding for December 31, 2010 and December 31, 2009, respectively and retroactively restated (outstanding shares include shares subject to rescission rights from above).	8,591	591
Additional paid in capital	1,195,262	963,262
Accumulated deficit	(1,572,279)	(1,528,618)
Total stockholders' (deficit)	(368,426)	(564,765)

Total liabilities and stockholders' (deficit)	$2,228	$12,705

The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010 and 2009

	For the Year Ended December 31,
	2010	2009
Revenues
Sales revenues	$10,822	$13,103
Cost of goods sold	5,928	7,263
Gross Profit	4,894	5,840

Operating expenses
Consulting fees	-	15,800
Professional fees	31,539	38,273
Office expenses/administrative	9,499	14,352
Other expenses	2,770	14,780
Total operating expenses	43,808	83,205

Loss from operations	(38,914)	(77,365)

Other income (expense)
Other Income	-	54,500
Interest expense - accretion of debt discount	-	(792)
Interest expense	(20,255)	(27,886)
Gain/(loss) on debt extinguishment	15,508	(6,500)
Total other income (expense)	(4,747)	19,322

Net loss before income taxes	(43,661)	(58,043)
Provision for income taxes	-	-

NET LOSS	$(43,661)	$(58,043)

Basic net loss per share	$(0.01)	$(0.10)
Weighted average number of shares outstanding, including shares subject to rescission	2,982,010	576,053

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period from January 1, 2009 through December 31, 2010

	Common Stock		Additional
	-$.001 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2009	485,486	$486	$941,067	$(1,470,575)	$(529,022)

Stock issued for services at $.01 per share	105,334	105	15,695	-	15,800

Renegotiation of convertible debt terms	-	-	6,500	-	6,500

Net loss for the year	-	-	-	(58,043)	(58,043)

Balance at December 31, 2009	590,820	591	963,262	(1,528,618)	(564,765)

Stock issued for cash at $.03 per share	8,000,000	8,000	232,000	-	240,000

Net loss for the year	-	-	-	(43,661)	(44,161)

Balance at December 31, 2010	8,590,820	$8,591	$1,195,262	$(1,572,279)	$(368,426)

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010 and 2009

	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(43,661)	$(58,043)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operations:
Accretion of debt discount	-	792
(Gain)/loss on debt extinguishment	(15,508)	6,500
Stock issued for services	-	15,800
Changes in operating assets and liabilities:
Accounts receivable	(1,613)	-
Accounts payable and accrued liabilities	(58,589)	28,603
Accrued interest	16,077	20,587
Net cash provided by (used in) operations	(103,294)	14,239

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Payments made on lines of credit	(73,246)	(5,253)
Proceeds from short term loans - related parties	-	2,930
Repayment of short term loans - related parties	(40,000)	(1,800)
Repayment of loan payable	(15,000)	-
Proceeds from loans from shareholder	6,150	18,200
Repayment of loans from shareholder	(26,700)	(16,750)
Proceeds from sale of common stock	240,000	-
Net cash provided by (used in) financing activities	91,204	(2,673)

Increase (decrease) in cash and cash equivalents	(12,090)	11,566
Cash and cash equivalents, beginning of period	12,705	1,139
Cash and cash equivalents, end of period	$615	$12,705

Supplemental disclosures of cash flow information:
Interest paid in cash	$4,178	$6,520
Income taxes paid in cash	$-	$-
Non-cash investing and financing activities:
Common stock issued for services	$-	$15,800

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Nature of Business

The consolidated financial statements presented as of December 31, 2010 are those of BidGive International, Inc., including the discontinued operations of MPublishing, LLC. Principal operations originally as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers purchased discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

In January 2010, the Company’s board of directors, and stockholders representing a majority of the Company’s outstanding shares of common stock, approved a 1:15 reverse split of the Company's issued and outstanding shares of common stock. All per share data in the accompanying financial statements have been adjusted to reflect the reverse stock split.

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors or customers, usually via credit card transactions, checks, wire or account transfers. The Company also receives some cash payments from vendors and customers in payment for the advertising, marketing and management services it provides, which is recognized as revenue when services have been performed and milestones achieved, when applicable. In summary, the company receives revenue from royalties on sales proceeds through the company's website and its proprietary affinity programs.  In 2010 and 2009, revenues were generated by royalty revenues based upon sales made and transactions processed through merchants and the company's website. No revenues have been generated to date from any other projects in development. Revenue is generally realized when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company’s selling price is fixed and determinable, and collectability is reasonably assured. Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities.  Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.  The Company had no cash equivalents at December 31, 2010 and 2009.

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

At December 31, 2010, the Company had net operating loss carryforwards of approximately $535,000 which may be offset against future taxable income through 2030.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax asset:
Net operating loss carryforward	$534,745	$519,730
Valuation allowance	(534,745)	(519,730)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

The components of income tax expense are as follows:
Current federal tax	$-	$-
Current state tax	-	-
Change in NOL benefit	(15,015)	(19,734)
Change in allowance	15,015	19,734
	$-	$-

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2010	2009
Beginning Balance	$-	$-
Addition based on tax positions related to current year	-	-
Addition for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Deductions in benefit due to income tax expense	-	-
Ending Balance	$-	$-

At December 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.

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

		December 31, 2010	December 31, 2009
Numerator:	Net loss available to common stockholders	$(43,661)	$(58,043)

Denominator:	Weighted average number of common shares outstanding used in loss per share for the period	2,982,010	576,053

Loss Per Share:	Basic Net loss	$(0.01)	$(0.10)
	Diluted Net loss	$(0.01)	$(0.10)

Fair Value of Financial Instruments

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

The carrying amounts reported in the balance sheets for the cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2010 and 2009.

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

Beneficial Conversion Feature

The Company has adopted ASC 470-20, "Debt with Conversion and Other Options". The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to FASB ASC 470-20. Expense recorded on the Company's financial statements during the years ended December 31, 2010 and 2009 as a result of this adoption totaled $0 and $792, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BidGive International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.

CONVERTIBLE DEBT

The Company did not issue any additional short-term convertible debt in 2010 and 2009.  During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share.

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

For the convertible debt issued during the year ended December 31, 2008, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $792 and $12,481 in expense for the accretion of the discount during the years ended December 31, 2009 and 2008, respectively. At December 31, 2010, all discounts have been fully accreted.

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

During the year ended December 31, 2010, $40,000 was made in payments on convertible debt.  During the years ended December 31, 2010 and 2009 no convertible debt was converted and no common stock was issued for conversion.  During the years ended December 31, 2008 and 2007, the Company issued 20,872 (post split) and 3,286 (post split), of the Company’s common stock for the conversion of $16,128 and $72,513, respectively of convertible debt and interest.

Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately (see Note 5), or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. All of the notes, have extended due dates, ranging from March 2011 through May 2011. Reference is made to the extensive disclosures and table of convertible notes with full explanations in the "Liquidity and Capital Resources" section above.  The outstanding notes are rolled over and due dates extended as necessary for three to six months each time they become due.  These extensions have no accounting impact.

3.

LINES OF CREDIT, LOANS PAYABLE AND LOANS FROM SHAREHOLDERS

The Lines of Credit debt listed on the balance sheet ($0) are revolving debt (a business line of credit, and credit card debt), the Loan Payable ($2,065) is to third-party business entities and individuals that provided short term loans to the company for business operations that was not a convertible note issuance, and the Loans from Shareholders ($24,867) are short term loans from shareholders also to cover business operations that were also not convertible note issuances, and so are set forth in separate line items from the convertible note issuances on the financial statements. The Lines of Credit are issued under standard terms incurring interest and requiring monthly payments. The Loan Payable and the Loans from Shareholders were also issued under standard negotiable terms and accrue nominal interest, but do not require monthly payments, rather are due in full on their due dates, which dates are extended as necessary.

4.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $1,572,779 and $1,528,618 at December 31, 2010 and 2009, respectively. The Company also has a negative working capital of $328,336, at December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

 5.

RELATED PARTY TRANSACTIONS

The Company has issued convertible notes (see note 2) to officers and majority shareholders in order to obtain funding for operations. The notes total $87,600 and $127,600 at December 31, 2010 and 2009, respectively, and have accrued interest totaling $73,338 and $57,261, respectively.

In addition, in 2006 the Company issued a $9,000 note payable to its president, with interest payable and due in six months at 10% per annum, of which a balance of $1,425 was still outstanding at December 31, 2010.  In 2007, the Company issued seven additional notes totaling $30,500 payable to its president, with interest payable and due in three to six months at 10% per annum.  Payments of $14,000 have been made on these loans during the year ended December 31, 2010 and the outstanding balance was $16,500 at December 31, 2010.  In 2008, the Company issued notes to its president totaling $39,341, with interest payable and due in three months at 10% per annum.  During 2008 payments totaling $33,750 were paid on these notes and during 2009 an additional $250 was paid and $5,000 in 2010, leaving a remaining balance of $341 at December 31, 2010.  The Company also issued one note payable to a shareholder in 2008, in the total amount of $451, with interest payable and due in six months at 10% per annum. In 2009, the Company issued notes to its president for an amount totaling $18,200, with interest payable and due in three months at 4% per annum. During the 2009, the Company made payments on these notes in the amount of $16,500. The Company made payments for the remaining $1,700 during 2010.  In 2010, the Company issued notes to its president for an amount totaling $6,150, with interest payable and due in three months at 4% per annum.  As of December 31, 2010, the balance of these new notes was still $6,150.  The due dates on these notes have all been extended by agreement.

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

On January 20, 2010, the 1-for-15 reverse split of the Company’s common shares became effective. Total common stock outstanding at December 31, 2009 was 592,791 (restated to reflect this 1 for 15 reverse stock split). This reverse stock split resulted in a decrease in the par value of the common stock and a corresponding increase in additional paid-in capital of approximately $8,269 at December 31, 2009.

On September 14, 2010, the Company issued 8,000,000 shares of common stock for $240,000 in cash.

At December 31, 2010, there were 12,000 stock warrants outstanding, all totaling 8,604,980 of total stock and stock equivalents outstanding.

Warrants

During 2007, the Company granted 12,000 (180,000 pre-reverse-split) common stock warrants to consultants. These warrants vested immediately and can be exercised at a price of $38.00 any time for a period of five years.

A summary of our common stock warrants as of December 31, 2008, 2009 and 2010, and any changes during those periods are presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2008	12,000	$ 38.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2009	12,000	38.00
Exercisable at December 31, 2009	12,000	38.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2010	12,000	$ 38.00
Exercisable at December 31, 2009	12,000	$ 38.00

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

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option valuation model, using the following assumptions:

2007

Five Year Risk Free Rate

   5%

Dividend Yield

   0%

Volatility

   25%

Expected Term

   5

Common stock warrants outstanding and exercisable under this plan as of December 31, 2010 are:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 38.00	12,000	1.25	$ 38.00	12,000	$ 38.00
	12,000			12,000

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

8.

SUBSEQUENT EVENTS

On March 31, 2011 the Company entered into a ASSET SALE, PURCHASE AND TRANSFER AGREEMENT (the “Agreement”) with Bidgive Strategic Concepts, LLC, a Texas limited liability company (the “Buyer”) whereby the Company sold its operations (the “Business”) to the Buyer.  The consideration for this transaction consists of the Buyer's assumption of the liabilities of the operations of the Business.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a filing of Form 8-K, on April 5, 2011 the Company received notice that its previous auditor, Chisholm, Bierworlf, Nilsen and Morrill, LLC (“CBNM”) is no longer an active firm.  CBNM’s report on the Company’s financial statements for the year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion. The Board of Directors approved the decision to dismiss CBNM as the Company’s principal independent accountant. During the Company’s two most recent fiscal years and any subsequent period prior to dismissal, other than as set forth herein, there were no disagreements with CBNM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CBNM, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Except as described below, the audit reports of CBNM since its engagement on those consolidated financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles.  CBNM’s audit report relating to the audit of the Company’s financial statements for the year ended December 31, 2009 indicated the auditors’ substantial doubt about the Company’s ability to continue as a going concern because, at that time, the Company had incurred significant annual losses, had a negative working capital, and had not yet established an ongoing source of revenues sufficient to cover its operating costs. CBNM stated that the Company’s ability to continue as a going concern is dependent upon its ability to become profitable.

On April 5, 2011 the Company retained Peter Messineo, CPA to serve as the Company’s principal independent accountant. During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging Peter Messineo, CPA, neither the Company (or someone on its behalf) consulted with Peter Messineo, CPA on either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company or oral advice was provided that Peter Messineo, CPA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or Any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions to Item 304(a)(2) of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) to Item 304(a)(2) of Regulation S-K)

ITEM 9A(T).  Controls and Procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010, due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company's executive officers are elected annually by the Board of Directors. The Directors serve one year terms or until their successors are elected. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. The Company anticipates establishing such committees in the near future. During the fiscal year ended December 31, 2010, the Board of Directors held no formal meetings, but took action once by unanimous written consent. There are no family relationships among any of the Directors, nominees or executive officers.

The following persons comprise the directors and executive officers of the Company as of December 31, 2010:

Name	Age	Director/Officer Since	Position(s) Held
James P. Walker, Jr.	49	2003	Director (1)
David M. Rees	43	2010	President and Director

(1)

Mr. Walker submitted his resignation as a Director on December 31, 2010.

Biographical Information

James P. Walker, Jr.  James P. Walker, Jr. has served as the Director of BidGive International since December 4, 2003.  Mr. Walker also served as the President and Secretary of BidGive International from December 4, 2003, to September 10, 2010.  Mr. Walker was in private law practice from 1985 to 1989, and with J.C. Penney Company from 1989 to 1996. From 1996 to 1999, he was COO/General Counsel with Benchmark Environmental Consultants where he was responsible for restructuring and managing operations.  From September 1999 to December 2001, he was CEO of Technology Business Partners, a technical consulting/staff augmentation company. In December 2001 he became CEO/COO and director of BidGive, Inc., a development stage company, to oversee development and testing of BidGive, Inc.’s discount dining certificate business. In May 2003, Mr. Walker served as CEO/COO and Manager of BidGive Group, LLC, a transitional company formed to acquire certain assets of BidGive, Inc., to merge with Rolfe Enterprises, Inc. (BidGive International’s predecessor), and to expand and commercialize the acquired discount certificate business, launch business operations, and to raise operating capital. He is a graduate of Texas Tech University (BA 1982) and School of Law (JD 1985). Mr. Walker currently devotes substantial time and attention to BidGive.

David M. Rees.  David M. Rees has been a partner in the Salt Lake City firm of Vincent & Rees, L.C., a law and business advisory firm, since 2004.  From 2002 to 2004, David served as CEO of English Language Learning and Instruction System, a publicly traded educational software company in Sandy, Utah.  David has also acted as general counsel to numerous public and private companies.  David was an associate in the Mergers & Acquisitions and Corporate Finance departments at the law firm of Skadden, Arps, Slate, Meagher & Flom in New York, NY. David received his B.A. in History from Weber State University in 1990 and his J.D. from New York University in 1993.  David is 43 years of age.

Advisory Board

Our advisory board has advised our Board of Directors on our business plan and operations. We do not currently have an advisory board but do intend to reinstitute one in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2010 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 11.

EXECUTIVE COMPENSATION.

Mr. Rees, our president, and Mr. Walker, our president and secretary until his resignation in September 2010, and Ms. Richardson-Blanchard, chief financial officer until her resignation in September 2010, and Mr. Gardner until his resignation in September 2010, were paid $0, $0, $0 and $0, respectively, in 2010 for services provided to us as independent consultants. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2010. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future.

The following table sets forth the aggregate cash compensation paid by the Company in the four most recent fiscal years ended December 31, 2010, to each of its most highly compensated executive officers of the Company.

Summary Compensation Table

Name And Principal Position	Fiscal year Ended Dec. 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compensation

James P. Walker, Jr.: President, Secretary, Director	2010 2009 2008 2007	$0 $0 $0 $0	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	$0 $0 $49,500 (1) $66,500 (1)

Michael Jacobson: Vice President, Chairman	2010 2009 2008 2007	N/A $0 $0 $0	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	N/A $0 $0 $15,500 (1)
Ron Gardner: Vice President, Chairman	2010 2009	$0 $0	-- --	-- --	-- --	-- --	$0 $0
David M. Rees: President, Director	2010	$0	--	--	--	--	$0
Rebecca Richardson-Blanchard: Chief Financial Officer	2010 2009 2008 2007	$0 $0 $0 $0	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	$0 $0 $0 $0

(1) Payment for services provided to the Company as independent contractors.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2010.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation
James P. Walker, Jr.	--	--	--	--	--	--	$0 (1)

David M. Rees	--	--	--	--	--	--	$0 (1)

Ronald D. Gardner	--	--	--	--	--	--	$0 (1)
Kelly Walker	--	--	--	--	--	--	$0 (1)

(1)

This total does reflect the amounts paid to directors who provided independent contractor services to the Company.  See the Executive Compensation table above.  No Directors were paid for their services as directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)

James P. Walker, Jr., Director (1) (3) 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	7,521 (2)	0.00%

David M. Rees, President & Director (1) 175 South Main Street, 15th Floor Salt Lake City, Utah 84111	8,181,329 (4)	95.21%

All Directors and executive officers as of December 31, 2010 (2 persons) (3)	8,188,850	95.30%

(1)

The person listed is an executive officer and/or director of the Company.

(2)

7,354 shares are held of record by Mr. Walker's children. Therefore, he may be deemed to be the beneficial owner of those shares.

(3)

Mr. Walker submitted his resignation as a director of the Company on December 31, 2010.

(4)

8,181,329 shares are held of record by Vincent & Rees, L.C., of which, David M. Rees is the managing member; therefore, he may be deemed to be a beneficial owner of those shares.

(5)

Based on 8,592,980 shares issued and outstanding as of December 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

James Walker, a director through of December 31, 2010, and our President, Secretary until his resignation in September 2010 has devoted substantial time and attention to the BidGive business over the last six years. Ron Gardner, our Chairman of the Board and Vice President until his resignation in September 2010, has devoted substantial time and attention to BidGive as well.  They have also paid certain necessary expenses on our behalf, which payments were treated as capital contributions or reimbursable expenses.

Other than as described herein, no officer or employee has received or accrued any compensation through December 31, 2010.  When BidGive Group, LLC was formed to purchase certain select assets (the discount certificate concept) from BidGive, Inc., membership interests in BidGive Group, LLC were dividended to all BidGive, Inc. stockholders as part of the purchase price for such assets. Accordingly, on October 2, 2003, 800,000 membership interest units of BidGive Group, LLC were issued to each of Mr. Walker and Mr. Jacobson as a dividend on the shares of BidGive, Inc. common stock held by each of them.  On December 4, 2003, the date of the merger of BidGive Group, LLC into the Merger Sub, Mr. Walker and Mr. Jacobson were each issued 1,470,625 shares of the our common stock in exchange for each individual’s 800,000 membership interest units in BidGive Group, LLC based on a formula applied equally to all BidGive Group, LLC members in such merger.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1) The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for audit of the Company’s annual financial statements was $20,545 for the fiscal year ended December 31, 2010.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for audit of the Company's annual financial statements was $0 for the fiscal year ended December 31, 2009.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for audit of the Company's annual financial statements was $0 for the fiscal year ended December 31, 2008.  The aggregate fees billed by Child, Van Wagoner and Bradshaw, PLLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB and Form 10-Q were $10,600 during the period ended December 31, 2008.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q was $0 during the period ended December 31, 2009.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for review of the Company's financial statements included in its quarterly reports on Form 10-Q was $20.545 during the period ended December 31, 2010.

(2) Chisholm, Bierwolf, Nilson & Morrill, LLC billed the Company $0 for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal year ended December 31, 2008.  Chisholm, Bierwolf, Nilson & Morrill, LLC billed the Company $0 for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal year ended December 31, 2009.  Chisholm, Bierwolf, Nilson & Morrill, LLC billed the Company $0 for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal year ended December 31, 2010.

(3) (1) The aggregate fees billed by Peter Messineo, CPA for audit of the Company’s annual financial statements was $8,000 for the fiscal years ended December 31, 2010 and 2009.

Tax Fees

(3) The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice and tax planning was $0 for the fiscal year ended 2008.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice and tax planning was $0 for the fiscal year ended 2009.  The aggregate fees billed by Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice and tax planning was $0 for the fiscal year ended 2010.

All Other Fees

(4) Chisholm, Bierwolf, Nilson & Morrill, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010, 2009, and 2008.

Audit Committees Pre-approval Policies and Procedures

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

By: /S/ David M. Rees

President

Dated: April April 13, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ David M. Rees

President

Dated: April April 13, 2011

By: /S/ David M. Rees

Interim Chief Financial Officer, Principal Accounting Officer

Dated: April April 13, 2011

By: /S/ David M. Rees

Director

Dated: April April 13, 2011