Form 10-Q/A
period 2011-09-08
BIDGIVE INTERNATIONAL INC
filed 2011-09-08
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock on June 30, 2011:  8,592,980

BIDGIVE INTERNATIONAL, INC.

Table of Contents

Item 6	Exhibits

Signatures

Ex.31.1 Section 302 Certification of CEO
Ex 31.2 Section 302 Certification of CFO
Ex 32 Section 906 Certifications of CEO and CFO

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q/A for the three months ended June 30, 20111 as filed with the Securities and Exchange Commission by the registrant on August 22, 2011, and is filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6.  No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the registrant’s original Quarterly Report on Form 10-Q/A for the three months ended June 30, 2011.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDGIVE INTERNATIONAL, INC.

Dated: September 8, 2011	By: /s/ David M. Rees
President and
Chief Executive Officer

Dated: September 8, 2011	By: /s/ David M. Rees
Interim Chief Financial Officer