Form 10-Q
period 2011-09-30
BIDGIVE INTERNATIONAL INC
filed 2011-11-14
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE PERIOD ENDED: SEPTEMBER 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

The number of shares outstanding of the registrant's common stock on September 30, 2011:  8,592,980

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

BIDGIVE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$-	$615
Accounts receivable	-	1,613
Total current assets	-	2,228

Total assets	$-	$2,228

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$6,193	$142,284
Accrued interest	79,554	73,338
Loans payable	2,065	2,065
Loans from shareholder	49,731	24,867
Short term convertible debt - related party, net	87,600	87,600
Total current liabilities	225,143	330,154

Total liabilities	$225,143	$330,154

Common stock subject to rescission rights, $.001 par value; 2,160 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both periods	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 8,592,980 shares issued and outstanding for September 30, 2011 and December 31, 2010, respectively (outstanding shares include shares subject to rescission rights from above).	8,591	8,591
Additional paid in capital	1,195,262	1,195,262
Accumulated deficit	(1,469,496)	(1,572,279)
Total stockholders' (deficit)	(225,143)	(368,426

Total liabilities and stockholders' (deficit)	$-	$2,228

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010

Revenues
Sales revenues	$-	$1,689	$1,875	$7,054
Cost of goods sold	-	972	1,150	3,619
Gross Profit	-	717	725	3,435

Operating expenses
Professional fees	2,043	1,428	19,158	24,140
Office expenses/administrative	-	-	94	6,116
Other expenses	-	1,048	3,000	2,771
Total operating expenses	2,043	2,476	22,252	33,027

Loss from operations	(2,043)	(1,759)	(21,527)	(29,592)

Other income (expense)
Interest expense	-	(5,600)	(6,216)	(17,542
Gain on debt forgiveness	-	15,508	112,949	15,508
Gain on Sale of Assets	-	-	17,577	-
Total other income (expense)	-	9,908	124,310	(2,034)

Net gain/(loss) before income taxes	(2,043)	8,149	102,783	(31,626)
Provision for income taxes	-		-	-

NET GAIN/(LOSS)	$(2,043)	$8,149	$102,783	$(31,626)

Basic net gain/(loss) per share	$(0.00)	$0.00	$0.01	$(0.07)
Weighted average number of shares outstanding,
including shares subject to rescission	8,592,980	2,071,241	8,592,980	1,091,133

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine Months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income/(loss)	$102,783	$(31,626)
Adjustments to reconcile net income/(loss) to net cash used in operations:
Forgiveness of debt		(15,508)
Gain on debt extinguishment	(112,949)	-
Gain on sale of assets	(17,577)	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	1,613	-
Accounts payable and accrued liabilities	(4,794)	(69,576)
Accrued interest	6,216	13,366
Net cash used in operations	(24,708)	(103,344)

Cash flows from investing activities:
Cash exchanged on sale of assets	(771)	-
Net cash used in investing activities	(771)	-

Cash flows from financing activities:
Payments made on lines of credit	-	(73,246)
Repayment of short term loans - related parties	-	(40,000)
Repayment of loan payable	-	(15,000)
Proceeds from loans from shareholder	24,864	6,150
Repayment of loans from shareholder	-	(26,700)
Proceeds from sale of common stock	-	240,000
Net cash provided by (used in) financing activities	24,864	91,024

Decrease in cash and cash equivalents	(615)	(12,140)
Cash and cash equivalents, beginning of period	615	12,705
Cash and cash equivalents, end of period	$-	$565

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$4,176
Income taxes paid in cash

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Nature of Business

The consolidated financial statements presented are those as of September 30, 2011 of BidGive International. Principal operates as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, so the Company is no longer in the development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

There was no convertible debt issued in the nine months ended September 30, 2011. During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share; however, one of the notes issued in 2005 at a conversion price of $1.50 was renegotiated with the holder in the second quarter of 2009 to be convertible at par value ($0.001) This debt modification was deemed significant and was recorded as extinguishment accounting.  The Company compared the carrying value of the old debt, and the value of the new debt, and recognized a loss on the extinguishment of the debt of $6,500. Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with GAAP.  There was no beneficial conversion feature associated with the convertible debt issued in for the year ended December 31, 2007. For the convertible debt issued during the year ended December 31, 2008, the value of the beneficial conversion feature was determined using the intrinsic value method.  The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $12,481 in expense for the accretion of the discount during the years ended December 31, 2008 and $792 during the period ended March 31, 2009. During the years ended December 31, 2008 and 2007, the Company issued 313,083 and 49,290, of the Company’s common stock for the conversion of $72,513 and $16,128, respectively of convertible debt and interest. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand.  Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand.   Reference is made to the extensive disclosures and table of convertible notes with full explanations in the "Liquidity and Capital Resources" section of the Company’s filed Form 10-K and all amendments thereto.  The outstanding notes are rolled over and due dates extended as necessary for three to six months each time they become due, and none of the notes are currently in default.  These extensions have no accounting impact.  During the quarter ending September 30, 2010, $40,000 of the convertible debt was repaid, leaving and outstanding balance of $87,600 on September 30, 2011.

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

NOTE 3 PAYABLES, LINES OF CREDIT, LOANS PAYABLE AND LOANS FROM SHAREHOLDERS

The Lines of Credit consisted of revolving debt (a business line of credit, and credit card debt), the Loan Payable ($2,065) is to a third-party business entity that provided a short term loan to the company for business operations and the Loans from Shareholders ($49,731) are short term loans from shareholders also to cover business operations.  The Lines of Credit are issued under standard terms incurring interest and requiring monthly payments. The Loan Payable and the Loans from Shareholders were also issued under standard negotiable terms and accrue nominal interest, ranging from 2% to 10%, but do not require monthly payments, rather are due in full on their due dates, which dates are extended as necessary.  During the quarter ending September 30, 2010, the lines of credit were paid in full, $15,000 was paid on the loan payable and $6,150 in proceeds from loans from shareholders and then $26,700 was paid on the loans from shareholders.  During the quarter ending September 30, 2010, $69,576 was paid against accounts payable.  In conjunction with these payments, $15,508 in accounts payable was forgiven by the debtors.  This amount has been reported as forgiveness of debt.  During the three months ended March 31, 2011, $112,949 in accounts payable was forgiven by the debtors.  This amount has been reported as forgiveness of debt.  During the nine months ended September 30, 2011, the company has received loans from shareholders in the amount of $24,864.  The outstanding balances were $2,065 for loan payable and $49,731 for loans from shareholders on September 30, 2011.

NOTE 4 REVENUE RECOGNITION

The financial statements are prepared based on the accrual method of accounting, which is the required accounting method for a corporation.  The Company recognizes revenues when it receives funds from vendors or customers, usually via credit card transactions, checks, wire or account transfers. The Company also receives some cash payments from vendors and customers in payment for the advertising, marketing and management services it provides, which is recognized as revenue when services have been performed, delivery occurred, and milestones achieved, when applicable. All revenue, including advertising revenue, is handled in this manner; however, with certain sources of revenue and with certain customers, payment is expected upon performance of services, and the company does not extend credit..  In summary, the company receives revenue from royalties on sales proceeds and advertising through the company's website and its proprietary affinity programs.  In 2007, when the company still owned the MPublishingsudsidiary, revenue was generated through advertising and marketing in the various publications.  In 2008, some revenues were generated from advertising and marketing as the company liquidated publishing inventory, along with royalty revenues from the Office Depot program and the First Data program based upon sales made and transactions processed through those merchants and the company's website. No revenues have been generated to date from any other projects in development, including the Shaolin program, the DotCom Film Festival, or the MDG program.

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

NOTE 6 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2011, the Company has incurred accumulated deficits of $1,469,496.  The Company has had recurring net losses and negative working capital.  The Company had a working capital deficit of $225,143 and $327,926 for September 30, 2011 and December 31, 2010, respectively.  The Company has had negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  Management feels that the related revenues from operations and reduction in expenses and overhead will provide the Company with sufficient working capital to allow it to continue as a going concern, however revenues must increase significantly for the Company to remain viable.

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

Our revenues were nil for the three months ended September 30, 2011.  We derive our revenues from the sale of marketing brochures, and our project and program development and management services.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2011.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues.  Our revenues decreased to nil during the three months ended September 30, 2011 from $1,875 during the three months ended September 30, 2010.

Operating expenses.  Our operating expenses decreased to $2,043 during the three months ended September 30, 2011 from $2,476 during the three months ended September 30, 2010.

Net gain/(loss).  The net loss was $2,043 during the three months ended September 30, 2011 compared to a net gain of $8,149 during the three months ended September 30, 2010. The difference was primarily due to the sale of the assets and the forgiveness of debt.

Accounts Payable and Accrued Liabilities (including accrued interest). Our accounts payable and accrued liabilities decreased by $129,875 to $85,747 at September 30, 2011 from $215,622 as of December 31, 2010. The decrease was the result of assumption of liabilities with the sale of the assets and the forgiveness of debt.

Liquidity and Capital Resources

For the three months ended September 30, 2011, the Company’s consolidated balance sheet reflects current and total assets of $0 in comparison to $2,228 for December 31, 2010, and current liabilities of $225,143 in comparison to $330,154 for December 31, 2010.  The decrease in current liabilities is due to assumption of liabilities with the sale of the assets and the forgiveness of debt.

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

Events Subsequent to September 30, 2011

None.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2011, the Company had no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. No recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

Part II - Other Information

Item 1.       Legal Proceedings

None.

Item 1A.    Risk Factors

Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2011, the Company did not receive proceeds from the sale of any unregistered equity securities.

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

BIDGIVE INTERNATIONAL, INC.

Dated: November 14, 2011	By:	/s/ David M. Rees
President and
Chief Executive Officer

Dated: November 14, 2011	By:	/s/ David M. Rees
Interim Chief Financial Officer