Form 10-Q/A
period 2011-09-30
BIDGIVE INTERNATIONAL INC
filed 2011-12-19
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Form 10-Q/A has been amended to remove and replace Item 4T.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

BIDGIVE INTERNATIONAL, INC.

Dated: December 16, 2011	By: /s/ David M. Rees
President and
Chief Executive Officer

Dated: December 16, 2011	By: /s/ David M. Rees
Interim Chief Financial Officer