Form 10-Q/A
period 2011-09-30
BIDGIVE INTERNATIONAL INC
filed 2012-01-04
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

This Form 10-Q/A-1 has been amended to include Exhibits 31 and 32.

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

BIDGIVE INTERNATIONAL, INC.

Dated: January 3, 2011	By: /s/ David M. Rees
President and
Chief Executive Officer

Dated: January 3, 2011	By: /s/ David M. Rees
Interim Chief Financial Officer