Form 10-K
period 2011-12-31
BIDGIVE INTERNATIONAL INC
filed 2012-03-30
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

BIDGIVE INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Delaware	000-49999	13-4025362
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
175 South Main StreetFifteenthFloorSalt Lake City, Utah 84111
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act    ☐ Yes    ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒ Yes    ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed fiscal quarter: $59,298 based on a price of $0.10 per share, being the average of the bid and asked price of the Company’s common stock as of December 31, 2011.

As of March 30, 2012, the Company had 11,592,980 shares issued and outstanding.

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

On March 31, 2011, the Company entered into and closed an Asset Sale, Purchase, and Transfer Agreement with Bidgive Strategic Concepts, LLC, a Texas limited liability company, whereby the Company sold its operations to Bidgive Strategic Concepts, LLC.  The consideration for this transaction consists of Bidgive Strategic Concepts, LLC’s assumption of the liabilities of the operations of the Company. Since this time, the Company has been a shell company with limited operations.

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

Principal Products and Services

We spent the first quarter of 2011 managing existing projects, including (1) our proprietary Aggregated Purchasing Program wherein we negotiate extreme discounts with business vendors and pass the savings on to office and retail end-users; (2) a Merchant Services Program wherein we negotiate discounted credit card processing fees with merchant bank card processors and pass on the low fees to retail end-users.

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

The Company’s minor interest in the DotCom Film Festival Board Game and the DotComFilmFestival (“DCFF”) website have still been placed on hold until the domestic US and international economy improves and funding can be obtained.

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

On March 31, 2011, the Company entered into and closed an Asset Sale, Purchase, and Transfer Agreement with Bidgive Strategic Concepts, LLC, a Texas limited liability company, whereby the Company sold its operations to Bidgive Strategic Concepts, LLC.  The consideration for this transaction consists of Bidgive Strategic Concepts, LLC’s assumption of the liabilities of the operations of the Company. Since that time, the company has been a shell company.

Description of Industries

Through March 31, 2011, BidGive’s various programs and business operations crossed multiple industries.

Since that date, the Company has been a shell company with limited operations.

Marketing and Distribution Strategies

For the First Quarter of 2011

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

Since the Asset Purchase and Sale Agreement was executed on March 31, 2011, the Company has been a shell company.

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

Employees

We currently have no employees and utilize independent contractors and joint venture partners for the bulk of our operations. Our joint venture partners act as our local agent in recruiting and managing independent sales contractors and in locating local merchants and charities to participate in our programs. They are compensated by receiving a percentage of the net revenues generated through their efforts.

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

ITEM 2.  PROPERTIES.

Our offices are located at 175 South Main Street, 15th Floor, Salt Lake City, Utah 84111 at the office of our majority shareholder, who is providing the space rent-free. These premises will remain available to us on a rent-free basis until we outgrow them or until a change of control occurs. Our current office space is adequate and suitable for current operations, and is expected to be suitable for future operations for at least the remainder of the current fiscal year.

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

ITEM 4. MINE SAFTEY DISCLOSURE.

Not applicable.

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

Holders.  As of December 31, 2011, we had 11,592,980 shares of Common Stock outstanding and had approximately 194 stockholders of record. Dividends.  The Company has not declared or paid any cash dividends on its common stock during the period ended December 31, 2011, or in any prior period.  There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders.

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

Plan of Operations

On March 31, 2011 the Company entered into a ASSET SALE, PURCHASE AND TRANSFER AGREEMENT (the “Agreement”) with Bidgive Strategic Concepts, LLC, a Texas limited liability company (the “Buyer”) whereby the Company sold its operations (the “Business”) to the Buyer.  The consideration for this transaction consists of the Buyer’s assumption of the liabilities of the operations of the Business. Accordingly the Company is actively searching for merger candidates and acquisition opportunities. The Company is currently a shell corporation.

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

While the Company does not have sufficient historical operations with which to make any meaningful comparisons, a line item review and comparison between the fiscal year ending December 31, 2010 and the fiscal year ending December 31, 2011 on a consolidated basis shows decreasing revenues that the Company attributes to the Company’s reorganization of business operations and entrance into the Asset Purchase and Sale Agreement on March 31, 2011.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010.

Financial Statement Line Item	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010

Revenue from Operations	$1,875	$10,822
Operating Expenses	$328,284	$43,808
Net loss	$(203,249)	$(43,661)
Current and Total Assets	-	$2,228
Convertible Debt Outstanding	-	$87,600
Current Liabilities	4,750	$330,154
Cash on Hand	-	$615

Consolidated revenues for the fiscal year ended December 31, 2011 were $1,875, compared to revenues of $10,822 for the fiscal year ended December 31, 2010.  The company's revenues in 2011 were primarily from sales to existing clients.

Consolidated operating expenses for the fiscal year ended December 31, 2011 were $328,274, compared to $43,808 for the same expenses during the fiscal year ended December 31, 2010. The increase in operating expenses in 2011 as compared to 2010 is the result of stock based compensation to a consulting firm.

Our consolidated net loss for the fiscal year ended December 31, 2011 was $203,249 compared to a net loss of $43,661 for the fiscal year ended December 31, 2010. The increase in net loss during this period is attributable to stock based compensation, off set by gain on debt extinguishment.

For the year ended December 31, 2011, our consolidated balance sheet, reflects current and total assets of $nil in comparison to $2,228 for the twelve months ended December 31, 2010.  The decrease in Current and Total Assets is the result of lower cash on hand.

Convertible debt decreased by $87,600 from $87,600 for the year ending December 2010 to $nil for the year ending December 2011.

As of December 31, 2011, the Company had total current liabilities of $4,750 in comparison to $330,154 for the twelve months ended December 31, 2010. The decrease in current liabilities is primarily the result of debt extinguishment and debt forfeiture by related parties.

Cash on Hand as of December 31, 2011, was $nil as compared to $615 as of December 31, 2010.  The decrease in cash on hand as of December 31, 2011 is the result of payments made to lower the liabilities of the Company.

Liquidity and Capital Resources

For the year ended December 31, 2011, our consolidated balance sheet, reflects current and total assets of $nil in comparison to current and total assets of $2,228 for the twelve months ended December 31, 2010, and total current liabilities of $4,750 in comparison to $330,154 for the twelve months ended December 31, 2010. Cash on hand on December 31, 2011 was $nil. This sum will not satisfy our cash requirements at all for 2012.

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

In private placement transactions completed subsequent to the filing of our registration statement on December 31, 2003, we sold a total of 2,160 (post split) shares of common stock from which we received gross offering proceeds of $40,500 and a total of $127,290 in face amount of convertible promissory notes. We also paid off $1,650 in convertible notes plus accrued interest, and in the first quarter of 2007 six convertible note-holders elected to convert when the notes became due eight (8) of the outstanding convertible notes totaling $60,740 in initial principal amounts plus accrued interest, resulting in the issuance of 49,290 shares of the company’s common stock, and in the fourth quarter of 2008 two convertible note-holders elected to convert when the notes became due six (6) of the outstanding convertible notes totaling $15,996.  These securities were offered and sold in reliance upon claimed private placement exemptions from registration.  However, since the transactions were not completed prior to the filing of our registration statement, the purchasers of the shares and the notes may have the right to claim that the purchase transactions were illegal public offerings which violated the federal securities law.  If any of these transactions did violate federal securities laws, the purchasers in those transactions may have claims against us for damages or for rescission and recovery of their full subscription price.

Although none of the purchasers of these shares or notes has made or threatened any claim against us alleging violation of the federal securities laws, we have taken their potential claims into account in preparation of our December 31, 2010, balance sheet.   The 2,160 (post split) shares are not treated as part of our issued and outstanding common stock.  Instead, the balance sheet includes a separate line item listing them as “Common Stock subject to rescission rights,” and the offering proceeds of $40,500 received from sale of these shares is treated as a contingent liability rather than as part of shareholder equity. As of December 31, 2011, our current amount of working capital (current assets less current liabilities) was $4,750, and after taking into account Common Stock subject to rescission rights, our Total Stockholders (Deficit) was ($45,250).

During the year ended December 31, 2010, the Company issued five (non-convertible) promissory notes in the total amount of $6,150 each bearing interest at 4% and for three month terms; no convertible debt or notes were issued in 2010.  Payments of $40,000 were made against the convertible notes; leaving a total of $87,600 in convertible notes currently outstanding at December 31, 2010.  Payments of $41,700 were made against straight promissory notes during the year ended December 31, 2010, leaving balances of $2,065 in loans payable and $24,867 in loans from shareholders as of December 31, 2010.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2011, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bidgive International, Inc.

I have audited the accompanying consolidated balance sheets of Bidgive International, Inc. (the "Company") for the years ended December 31, 2011 and 2010 and the related consolidated statement of operations, stockholders' equity and consolidated cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinions.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bidgive International, Inc. as of December 31, 2011 and 2010 and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred recurring operating loss, has negative working capital as of December 31, 2011, has not yet established an ongoing source of revenues sufficient to cover its operating costs and the cash resources of the Company are insufficient to meet its planned business objectives.   These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 4 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
March 28, 2012

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets
Cash	$-	$615
Accounts receivable	-	1,613
Total current assets	-	2,228

Total assets	$-	$2,228

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$4,750	$142,284
Accrued interest	-	73,338
Loans payable	-	2,065
Loans from shareholder	-	24,867
Short term convertible debt - related party, net	-	87,600
Total current liabilities	4,750	330,154

Total liabilities	4,750	330,154

Common stock subject to rescission rights, $.001 par value; 2,160 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both periods	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 11,592,980 shares issued and outstanding for December 31, 2011 and 2010, respectively (outstanding shares include shares subject to rescission rights from above).	11,591	8,591
Additional paid in capital	1,718,687	1,195,262
Accumulated deficit	(1,775,528)	(1,572,279)
Total stockholders' (deficit)	(45,250)	(368,426)

Total liabilities and stockholders' (deficit)	$-	$2,228

The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010

	For the Year Ended December 31,
	2011	2010
Revenues
Sales revenues	$1,875	$10,822
Cost of goods sold	1,150	5,928
Gross Profit	725	4,894

Operating expenses
Stock based compensation	300,000
Professional fees	23,908	31,539
Office expenses/administrative	1,376	9,499
Management fees	3,000	2,770
Total operating expenses	328,284	43,808

Loss from operations	(327,559)	(38,914)

Other income (expense)
Interest expense	(6,216)	(20,255)
Gain on debt extinguishment	112,949	15,508
Gain on sales of assets	17,577	-
Total other income (expense)	124,310	(4,747)

Net loss before income taxes	(203,249)	(43,661)
Provision for income taxes	-	-

NET LOSS	$(203,249)	$(43,661)

Basic net income/(loss) per share	$(0.02)	$(0.01)
Weighted average number of shares outstanding, including shares subject to rescission	11,592,980	2,982,010

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Period from January 1, 2010 through December 31, 2011

	Common Stock
		$.001 Par	Additional
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at January 1, 2010	590,820	591	963,262	(1,528,618)	(564,765)

Stock issued for cash at $.03 per share	8,000,000	8,000	232,000	-	240,000

Net loss for the year	-	-	-	(43,661)	(43,661)

Balance at December 31, 2010	8,590,820	$8,591	$1,195,262	$(1,572,279)	$(368,426)

Net loss				(203,249)	$(203,249)

Shares issued to consultants for compensation	3,000,000	3,000	297,000		300,000

Debt forgiven by related parties		-	226,425	-	226,425

Balance at December 31, 2011	11,590,820	$11,591	1,718,687	(1,775,528)	(45,250)

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(203,249)	$(43,661)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Shares issued for compensation	300,000
Gain on sales of assets	(17,577)	-
(Gain)/loss on debt extinguishment	(112,949)	(15,508)
Changes in operating assets and liabilities:
Accounts receivable	1,613	(1,613)
Accounts payable and accrued liabilities	40,902	(58,589)
Accrued interest	-	16,077
Net cash provided by (used in) operations	8,740	(103,294)

Cash flows from investing activities:
Cash exchanged on sale of assets	17,577
Net cash provided by investing activities	17,577	-

Cash flows from financing activities:
Payments made on lines of credit	-	(73,246)
Repayment of short term loans - related parties	-	(40,000)
Repayment of loan payable	(2,065)	(15,000)
Proceeds from loans from shareholder	-	6,150
Repayment of loans from shareholder	(24,867)	(26,700)
Proceeds from sale of common stock	-	240,000
Net cash provided by (used in) financing activities	(26,932)	91,204

Increase (decrease) in cash and cash equivalents	(615)	(12,090)
Cash and cash equivalents, beginning of period	615	12,705
Cash and cash equivalents, end of period	$-	$615

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$4,178
Income taxes paid in cash	$-	$-

Non-cash disclosure:
In 2011, related party debts, in the amount of $251,774, consisting of notes, loans, payables and accrued interest were forgiven and recorded as a contribution of capital.

 The accompanying notes are an integral part of these financial statements.

BIDGIVE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Nature of Business

The consolidated financial statements presented as of December 31, 2011 are those of BidGive International, Inc., including the discontinued operations of the company that were purchased on March 31, 2011 through an Asset Purchase and Sale Agreement. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

Revenue Recognition

The financial statements are prepared based on the accrual method of accounting.  The Company recognizes revenues when it receives funds from vendors or customers, usually via credit card transactions, checks, wire or account transfers. The Company also receives some cash payments from vendors and customers in payment for the advertising, marketing and management services it provides, which is recognized as revenue when services have been performed and milestones achieved, when applicable. In summary, the company receives revenue from royalties on sales proceeds through the company's website and its proprietary affinity programs.  In 2011 and 2010, revenues were generated by royalty revenues based upon sales made and transactions processed through merchants and the company's website. No revenues have been generated to date from any other projects in development. Revenue is generally realized when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company’s selling price is fixed and determinable, and collectability is reasonably assured. Deferred revenue for marketing services is recorded when payments are received in advance of substantial completion of services which may include the production of web-based promotional materials and advertising, as well as web design services.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities.  Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.  The Company had no cash equivalents at December 31, 2011 and 2010.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3)  inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.
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

At December 31, 2011, the Company had net operating loss carryforwards of approximately $535,000 which may be offset against future taxable income through 2030.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax asset:
Net operating loss carryforward	$604,745	$534,745
Valuation allowance	(604,745)	(534,745)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
The components of income tax expense are as follows:
Current federal tax	$-	$-
Current state tax	-	-
Change in NOL benefit	(70,000)	(15,015)
Change in allowance	70,000	15,015
	$-	$-

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2011	2010
Beginning Balance	$-	$-
Addition based on tax positions related to current year	-	-
Addition for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Deductions in benefit due to income tax expense	-	-
Ending Balance	$-	$-

At December 31, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011and 2010.

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

		December 31, 2011	December 31, 2010
Numerator:	Net income/(loss) available to common stockholders	$(203,249)	$(43,661)

Denominator:	Weighted average number of common shares outstanding used in loss per share for the period	11,592,980	2,982,010

Net loss per share:	Basic net loss	$(0.02)	$(0.01)
	Diluted Net income/(loss)	$(0.02)	$(0.01)

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

The carrying amounts reported in the balance sheets for the cash and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2011 and 2010.

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

Beneficial Conversion Feature

The Company has adopted ASC 470-20, "Debt with Conversion and Other Options". The Company incurred debt with a conversion feature that provides for a rate of conversion that is below market value. This feature is recorded by the Company as a beneficial conversion feature pursuant to FASB ASC 470-20. No expense recorded on the Company's financial statements during the years ended December 31, 2011 and 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BidGive International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.CONVERTIBLE DEBT

The Company did not issue any additional short-term convertible debt in 2011 and 2010.  During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $78,697 and $64,900, respectively.  The notes are due three to six months from date of issuance, require no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share.

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

All liabilities were assigned with the Asset Purchase and Sale Agreement that was executed on March 31, 2011 where the operations of the Company were sold.  In December 2011 these notes were forgiven by the holders, related parties, and accounted as a contribution to equity.

3 .LINES OF CREDIT, LOANS PAYABLE AND LOANS FROM SHAREHOLDERS

The Lines of Credit debt listed on the balance sheet ($0) are revolving debt (a business line of credit, and credit card debt), the Loan Payable ($2,065) is to third-party business entities and individuals that provided short term loans to the company for business operations that was not a convertible note issuance, and the Loans from Shareholders ($24,867) are short term loans from shareholders also to cover business operations that were also not convertible note issuances, and so are set forth in separate line items from the convertible note issuances on the financial statements. The Lines of Credit are issued under standard terms incurring interest and requiring monthly payments. The Loan Payable and the Loans from Shareholders were also issued under standard negotiable terms and accrue nominal interest, but do not require monthly payments, rather are due in full on their due dates, which dates are extended as necessary.  In December 2011 these notes were forgiven by the holders, related parties, and accounted as a contribution to equity.

4. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $1,474,778 and $1,572,779 at December 31, 2011 and 2010, respectively. The Company also has a zero working capital at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

5. RELATED PARTY TRANSACTIONS

The Company has issued convertible notes (see note 2) to officers and majority shareholders in order to obtain funding for operations. The notes total $nil and $87,600 at December 31, 2011 and 2010, respectively, and have accrued interest totaling $nil and $73,338, respectively.

In addition, in 2006 the Company issued a $9,000 note payable to its president, with interest payable and due in six months at 10% per annum, of which a balance of $1,425 was still outstanding at December 31, 2010.  In 2007, the Company issued seven additional notes totaling $30,500 payable to its president, with interest payable and due in three to six months at 10% per annum.  Payments of $14,000 have been made on these loans during the year ended December 31, 2010 and the outstanding balance was $16,500 at December 31, 2010.  In 2008, the Company issued notes to its president totaling $39,341, with interest payable and due in three months at 10% per annum.  During 2008 payments totaling $33,750 were paid on these notes and during 2009 an additional $250 was paid and $5,000 in 2010, leaving a remaining balance of $341 at December 31, 2010.  The Company also issued one note payable to a shareholder in 2008, in the total amount of $451, with interest payable and due in six months at 10% per annum. In 2009, the Company issued notes to its president for an amount totaling $18,200, with interest payable and due in three months at 4% per annum. During the 2009, the Company made payments on these notes in the amount of $16,500. The Company made payments for the remaining $1,700 during 2010.  In 2010, the Company issued notes to its president for an amount totaling $6,150, with interest payable and due in three months at 4% per annum.  In December 2011 these notes were forgiven by the holders, related parties, and accounted as a contribution to equity.  As of December 31, 2011, the balance of these new notes was nil.

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

At December 31, 2011, there were 12,000 stock warrants outstanding, all totaling 8,604,980 of total stock and stock equivalents outstanding.

During 2011, the Company issued 3 million shares to a consulting firm for services.  The shares were valued in the amount of $300,000, the fair market value of the shares at the time of issuance.

Warrants

During 2007, the Company granted 12,000 (180,000 pre-reverse-split) common stock warrants to consultants. These warrants vested immediately and can be exercised at a price of $38.00 any time for a period of five years.

A summary of our common stock warrants as of December 31, 2009, 2010 and 2011, and any changes during those periods are presented below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	12,000	$38.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2010	12,000	38.00
Exercisable at December 31, 2010	12,000	38.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2011	12,000	$38.00
Exercisable at December 31, 2010	12,000	$38.00

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

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option valuation model, using the following assumptions:

2007
Five Year Risk Free Rate	5%
Dividend Yield	0%
Volatility	25%
Expected Term	5

Common stock warrants outstanding and exercisable under this plan as of December 31, 2011 are:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$38.00	12,000	0.25	$38.00	12,000	$38.00
	12,000			12,000

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

On April 5, 2011 the Company retained Peter Messineo, CPA to serve as the Company’s principal independent accountant. During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging Peter Messineo, CPA, neither the Company (or someone on its behalf) consulted with Peter Messineo, CPA on either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company or oral advice was provided that Peter Messineo, CPA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or Any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions to Item 304(a)(2) of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) to Item 304(a)(2) of Regulation S-K)

ITEM 9A.  Controls and Procedures.

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

The following persons comprise the directors and executive officers of the Company as of December 31, 2011:

Name	Age	Director/Officer Since	Position(s) Held

David M. Rees	43	2010	President and Director

Biographical Information

David M. Rees.  David M. Rees has been a partner in the Salt Lake City firm of Vincent & Rees, L.C., a law and business advisory firm, since 2004.  From 2002 to 2004, David served as CEO of English Language Learning and Instruction System, a publicly traded educational software company in Sandy, Utah.  David has also acted as general counsel to numerous public and private companies.  David was an associate in the Mergers & Acquisitions and Corporate Finance departments at the law firm of Skadden, Arps, Slate, Meagher&Flom in New York, NY. David received his B.A. in History from Weber State University in 1990 and his J.D. from New York University in 1993.  David is 43 years of age.

Advisory Board

Our advisory board has advised our Board of Directors on our business plan and operations. We do not currently have an advisory board but do intend to reinstitute one in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2011 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company currently has no plans to adopt a revised code of ethics that meets the definition of a "code of ethics" under applicable SEC regulations.

ITEM 11. EXECUTIVE COMPENSATION.

Mr. Rees, our president, were paid $0 in both 2011 and 2010 for his services provided to us. Other than as described in the preceding sentence, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2011. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officers or other employees. We anticipate that we will pay employment compensation, including bonuses and benefits, to our officers and directors in the future.

The following table sets forth the aggregate cash compensation paid by the Company in the four most recent fiscal years ended December 31, 2011, to each of its most highly compensated executive officers of the Company.

Summary Compensation Table

Name And Principal Position	Fiscal year Ended Dec. 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($) (5)	Total Compensation
David M. Rees, CEO	2011 2010	$0	--	--	--	--	$0
James P. Walker, Jr.: President, Secretary, Director	2011 2010 2009 2008 2007	$0 $0 $0 $0 $0	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	$0 $0 $0 $49,500 (1) $66,500 (1)
Michael Jacobson: Vice President, Chairman	2011 2010 2009 2008 2007	N/A N/A $0 $0 $0	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	N/A N/A $0 $0 $15,500 (1)
Ron Gardner: Vice President, Chairman	2011 2010 2009	$0 $0 $0	-- -- --	-- -- --	-- -- --	-- -- --	$0 $0 $0
David M. Rees: President, Director	2011 2010	$0 $0	-- --	-- --	-- --	-- --	$0 $0
Rebecca Richardson-Blanchard: Chief Financial Officer	2011 2010 2009 2008 2007	$0 $0 $0 $0 $0	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	$0 $0 $0 $0 $0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011, certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee to the Board of Directors and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Company's Common Stock; and (iii) all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (5)

James P. Walker, Jr., Director (1) (3) 3538 Caruth Blvd., Suite 200 Dallas, Texas 75225	7,521 (2)	0.00%

David M. Rees, President & Director (1) 175 South Main Street, 15th Floor Salt Lake City, Utah 84111	8,181,329 (4)	95.21%

All Directors and executive officers as of December 31, 2010 (2 persons) (3)	8,188,850	95.30%

(1)	The person listed is an executive officer and/or director of the Company.

(2)	7,354 shares are held of record by Mr. Walker's children. Therefore, he may be deemed to be the beneficial owner of those shares.

(3)	Mr. Walker submitted his resignation as a director of the Company on December 31, 2010.

(4)	8,181,329 shares are held of record by Vincent & Rees, L.C., of which, David M. Rees is the managing member; therefore, he may be deemed to be a beneficial owner of those shares.

(5)	Based on 8,592,980 shares issued and outstanding as of December 31, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Peter Messineo, CPA for audit of the Company’s annual financial statements, including reviews of quarterly financial statements filed with the SEC, was $6,250 and $6,000 for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

The aggregate fees billed by Peter Messineo, CPA for tax compliance, tax advice and tax planning was $0 for the both fiscal years ended December 31, 2011 and 2010

All Other Fees

Peter Messineo, CPA did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2011 and 2010

Audit Committees Pre-approval Policies and Procedures

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
Dated: March 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIDGIVE INTERNATIONAL, INC.

By: /S/ David M. Rees
President
Dated: March 30, 2012

By: /S/ David M. Rees
Interim Chief Financial Officer, Principal Accounting Officer
Dated: March 30, 2012

By: /S/ David M. Rees
Director
Dated: March 30, 2012