Form 10-Q
period 2012-03-31
BIDGIVE INTERNATIONAL INC
filed 2012-04-03
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE PERIOD ENDED: March 31, 2012
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

Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock on March 31, 2012: 11,592,980

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIDGIVE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$9,767	$4,750
Total current liabilities	9,767	4,750
Total liabilities	9,767	4,750

Common stock subject to rescission rights, $.001 par value; 2,160 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both periods	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 11,592,980 shares issued and outstanding for March 31, 2012 and December 31, 2011, respectively (outstanding shares include shares subject to rescission rights from above).	11,591	11,591
Additional paid in capital	1,718,687	1,718,687
Accumulated deficit	(1,780,545)	(1,775,528)
Total stockholders' (deficit)	(50,267)	(45,250)
Total liabilities and stockholders' (deficit)	$-	$-

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March,31
	2012	2011
Revenues
Sales revenues	$-	$1,875
Cost of goods sold	-	1,150
Gross Profit	-	725

Operating expenses	5,017	1,100
Total operating expenses	5,017	1,100

Loss from operations	(5,017)	(375)

Other income (expense)

Interest expense	-	(3,098)
Gain on debt forgiveness	-	112,949
Gain on Sale of Assets	-	17,577
Total other income (expense)	-	127,428

Net (loss)/gain before income taxes	(5,017)	127,053

Provision for income taxes	-	-

NET (LOSS)/GAIN	$(5,017)	127,053

Basic net loss per share	$(0.00)	$(0.01)
Weighted average number of shares outstanding, including shares subject to rescission	11,592,980	8,592,980

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended March 31,

	2012	2011
Cash flows from operating activities:
Net income/(loss)	$(5,017)	$127,053
Adjustments to reconcile net income/(loss) to net cash used in operations:
Gain on debt extinguishment	-	(112,949)
Gain on sale of assets	-	(17,577)
Changes in operating assets and liabilities:
Accounts receivable	-	1,613
Accounts payable and accrued liabilities	5,017	(7,188)
Accrued interest	-	3,098
Net cash used in operations	-	(5,950)

Cash flows from investing activities:
Cash exchanged on sale of assets	-	(771)
Net cash used in investing activities	-	(771)

Cash flows from financing activities:
Proceeds from loans from shareholder	-	6,106
Net cash provided by (used in) financing activities	-	6,106

Increase (decrease) in cash and cash equivalents	-	(615)
Cash and cash equivalents, beginning of period	-	615
Cash and cash equivalents, end of period	-	-

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2011 financial statements in Form 10-K and any amendments thereto. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

Nature of Business

The consolidated financial statements presented are those as of March 31, 2012 of BidGive International. The Company is currently a shell. The Company consolidation includes the inactive accounts of MPublishing, LLC, a disregarded entity.

Previously the Company  operated as an e-commerce marketing and retail organization, operating the www.BidGive.com website where customers could purchase discount retail, dining, travel and telecom offerings, began during the first quarter of 2004, at which time the Company ceased classification as a development stage. The Company was incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the re-incorporation was to change the Company’s name and state of domicile.

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

NOTE 2 CONVERTIBLE DEBT AND COMMON STOCK SUBJECT TO RECISSION RIGHTS

There was no convertible debt issued in the three months ended March 31, 2012. During 2008 and 2007 the Company issued additional short-term convertible debt to existing shareholders and officers in order to fund operations in the amounts of $0 as of March 31, 2012 and December 31, 2011. The notes were due three to six months from date of issuance, required no monthly payments, and bear interest at rates ranging from 2% to 10% per annum. The notes are convertible to common stock at share prices ranging from $0.02 per share to $0.75 per share. During 2006 and 2005, the Company also issued additional short-term convertible debt to existing shareholders and officers. The notes are due six to twelve months from date of issuance, require no monthly payments, and bear interest at rates ranging from 6%, to 12% per annum. The notes are convertible to common stock at share prices ranging from $1.25 per share to $ 1.75 per share; however, one of the notes issued in 2005 at a conversion price of $1.50 was renegotiated with the holder in the second quarter of 2009 to be convertible at par value ($0.001) This debt modification was deemed significant and was recorded as extinguishment accounting. The Company compared the carrying value of the old debt, and the value of the new debt, and recognized a loss on the extinguishment of the debt of $6,500. Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price. Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with GAAP. There was no beneficial conversion feature associated with the convertible debt issued in for the year ended December 31, 2007. For the convertible debt issued during the year ended December 31, 2008, the value of the beneficial conversion feature was determined using the intrinsic value method. The amount recorded as a discount to the convertible debt was $13,273. The discount is being amortized over the term of the convertible debt, accordingly, the Company recorded $12,481 in expense for the accretion of the discount during the years ended December 31, 2008 and $792 during the period ended March 31, 2009. During the years ended December 31, 2008 and 2007, the Company issued 313,083 and 49,290, of the Company’s common stock for the conversion of $72,513 and $16,128, respectively of convertible debt and interest. Since these convertible notes were issued in reliance upon implied exemptions from any type of registration, the issuance of the convertible notes payable may also be subject to rescission immediately, or more appropriately stated, due on demand. Since the notes are short-term, they have been classified as current on the balance sheet in the same manner as notes due on demand. Reference is made to the extensive disclosures and table of convertible notes with full explanations in the "Liquidity and Capital Resources" section of the Company’s filed Form 10-K and all amendments thereto. The outstanding notes are rolled over and due dates extended as necessary for three to six months each time they become due, and none of the notes are currently in default. These extensions have no accounting impact. During the quarter ending September 30, 2010, $40,000 of the convertible debt was repaid, leaving an outstanding balance of $0 on March 31, 2012.

During 2004, the Company issued 32,400 (2,160 post-split) shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect, may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares with interest. Accordingly, the issuance of 32,400 (2,160 post split) shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Interest to be paid contingent upon the possibility of rescission is considered immaterial.

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

NOTE 4 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2012, the Company has incurred accumulated deficits of $780,545 and had cash of $0. The Company has had recurring net losses and negative working capital. The Company had a working capital deficit of $9,767 and $4,750 for March 31, 2012 and December 31, 2011, respectively. The Company has had negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management feels that the related revenues from operations and reduction in expenses and overhead will provide the Company with sufficient working capital to allow it to continue as a going concern, however revenues must increase significantly for the Company to remain viable.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2012. The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 3, 2011

Revenues. Our revenues decreased to $0 during the three months ended March 31, 2012 from $1,875 during the three months ended March 31, 2011. The decrease in revenue was due to the change in controls and reverse merger of prior operations.

Operating expenses. Our operating expenses were $5,017 and $1,100 for the three months ended March 31, 2012 and 2011, respectively. The decrease was attributable to the removal of the operating company accompanying the change in controls. Our current expenses were primarily office administrative expenses. We anticipate that we will continue to incur these related expenses.

Net (Loss) / Gain. The net loss for the three month period ending March 31, 2012 was $5,017 compared to a net gain was $127,053 during the three months ended March 31, 2011. The difference was primarily due to the sale of the assets and the forgiveness of debt closed in 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company’s consolidated balance sheet reflects cash of $0, current and total assets of $0 in comparison to $0 for December 31, 2011. As of March 31, 2012 we have negative working capital of $9,767. We are dependent on our majority shareholder to fund our current obligations; however there is no written commitment.

We do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible issuance of additional short-term debt and from revenues generated by ongoing potential expanded or new operations. Existing operations provide only nominal revenues and cash generation, and are not sufficient to support existing expenses, including the ongoing expenses of debt maintenance and being a micro-public company in the new regulatory environment. We may not receive any significant amount of proceeds from either debt leveraging or cash flow from operations. We may also be unable to locate other sources of capital or may find that capital is not available on terms that are acceptable to us. If we are unable to raise additional capital from other sources, such as short-term loans from our officers and directors or other persons, we will be required to limit our operations to those which can be financed with the capital which is currently available and will be required to significantly curtail our operations to the extent they can be financed with ongoing operations and proceeds provided by joint venture partners and debt financing. The Company is investigating potential expanded and new business lines and revenue generating programs, while continuing to pursue its present operations and the availability of any possible merger partners or suitors; but in the present difficult business, economic and credit environment there is no assurance that these efforts will provide any meaningful sources of revenue or changes in circumstance. The present cash on hand combined with revenues being generated from operations, are not expected to satisfy our cash needs at all for 2012 based upon our current level of operations.

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

Events Subsequent to March 31, 2012

None.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2012, the Company had no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. No recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, the Company did not receive proceeds from the sale of any unregistered equity securities.

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

BIDGIVE INTERNATIONAL, INC.

Dated: April 2, 2012	By: /s/ David M. Rees
President and
Chief Executive Officer

Dated: April 2, 2012	By: /s/ David M. Rees
Interim Chief Financial Officer