Form 10-Q
period 2012-06-30
BIDGIVE INTERNATIONAL INC
filed 2012-08-14
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED: June 30, 2012
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.
BidGive International, Inc.
(exact name of registrant as specified in its charter)

Delaware	000-49999	13-4025362
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

8850 Six Pines, Ste. 270, The Woodlands, TX 77380
(Address of principal executive office including zip code)

(281) 348-4020
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
Yes ☒ No ☐

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
Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock on June 30, 2012: 11,592,980

BIDGIVE INTERNATIONAL, INC.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIDGIVE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$-	$4,750
Total current liabilities	-	4,750

Total liabilities	-	4,750

Common stock subject to rescission rights, $.001 par value; 2,160 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both periods	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 11,592,980 shares issued and outstanding for both June 30, 2012 and December 31, 2011 (outstanding shares include shares subject to rescission rights from above)	11,591	11,591
Additional paid in capital	1,729,901	1,718,687
Accumulated deficit	(1,781,992)	(1,775,528)

Total stockholders' (deficit)	(40,500)	(45,250)

Total liabilities and stockholders' (deficit)	$-	$-

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2012	2011	2012	2011
Revenues
Sales revenues	$-	$-	$-	$1,875
Cost of goods sold	-	-	-	1,150
Gross Profit	-	-	-	725

Operating expenses
Professional fees	-	16,109	-	17,115
Office expenses /administrative	1,447	-	6,464	94
Other expenses	-	3,000	-	3,000
Total operating expenses	1,447	19,109	6,464	20,209

Loss from operations	(1,447)	(19,109)	(6,464)	(19,484)

Other income (expense)
Interest expense	-	(3,118)	-	(6,216)
Gain on debt forgiveness	-	-	-	112,949
Gain on Sale of Assets	-	-	-	17,577
Total other income (expense)	-	(3,118)	-	124,310

Net loss before income taxes	(1,447)	(22,227)	(6,464)	104,826
Provision for income taxes	-	-	-	-

NET LOSS	$(1,447)	$(22,227)	$(6,464)	$104,826

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$0.01
Weighted average number of shares outstanding, including shares subject to rescission	11,592,980	8,592,980	11,592,980	8,592,980

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income/(loss)	$(6,464)	$104,826
Adjustments to reconcile net income/(loss) to net cash used in operations:
Gain on debt extinguishment	-	(112,949)
Gain on sale of assets	-	(17,577)
Changes in operating assets and liabilities:
Accounts receivable	-	1,613
Accounts payable and accrued liabilities	(4,750)	(6,837)
Accrued interest	-	6,216
Net cash used in operations	(11,214)	(24,708)

Cash flows from investing activities:
Cash exchanged on sale of assets	-	(771)
Net cash used in investing activities	-	(771)

Cash flows from financing activities:
Proceeds from related party contributions	11,214	-
Proceeds from loans from shareholder	-	24,864
Net cash provided by financing activities	11,214	24,864

Decrease in cash and cash equivalents	-	(615)
Cash and cash equivalents, beginning of period	-	615
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

BIDGIVE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Nature of Business

The consolidated financial statements presented are those as of June 30, 2012 of BidGive International. The Company is currently a “shell” company as defined by SEC Rule 12b-2. The Company consolidation includes the inactive accounts of MPublishing, LLC, a disregarded entity.

NOTE 2 COMMON STOCK SUBJECT TO RECISSION RIGHTS

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

NOTE 3 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2012, the Company has incurred accumulated deficits of $1,781,992 and had cash of $0. The Company has had recurring net losses and negative working capital. The Company had a working capital deficit of $0 and $4,750 for June 30, 2012 and December 31, 2011, respectively. The Company has had negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management feels that the related revenues from operations and reduction in expenses and overhead will provide the Company with sufficient working capital to allow it to continue as a going concern, however revenues must increase significantly for the Company to remain viable.

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

Background

BidGive International, Inc. (“we” or the “Company”) was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. On April 12, 2004, Rolfe Enterprises, Inc. was merged (the “Reincorporation Merger”) with and into the Company, a Delaware corporation, and prior to such date a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the Company surviving the Reincorporation Merger. The purpose of the Reincorporation Merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”

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

On September 13, 2010, Vincent & Rees, L.C. (“Vincent & Rees”) entered into a Stock Purchase Agreement (the “2010 SPA”) with certain holders of an aggregate of 181,328 shares of common stock, by which Vincent & Rees agreed to purchase all of those holders common stock. Following the completion of the 2010 SPA, on September 13, 2010, Vincent & Rees entered into a Subscription Agreement (the “Subscription Agreement”) with the Company whereby it purchased 8,000,000 shares of the Company for $240,000, or $0.03 per share. The proceeds of this sale were to be used to pay off certain liabilities of the Company.

At the closing of the SPA and the Subscription Agreement, Vincent & Rees became the holder of an aggregate of approximately 96.6% of the Company’s outstanding shares of common stock, and a change of control occurred.

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

On April 10, 2012, Choksi, LTD (the “Choksi”), entered into a Stock Purchase Agreement (the “SPA”) with the holders (the “Sellers”) of an aggregate of 11,308,420 shares (the “Shares”) of common stock of the Company, pursuant to which the Choksi agreed to purchase all of the Shares from the Sellers for $370,000. The proceeds of this sale were used by the Sellers to pay off certain liabilities of the Company.

At the closing of the transactions contemplated by the SPA there was a change of control and upon completion of all of the transaction, Choksi became the holder of approximately 97.5% of the Company’s outstanding shares of common stock, resulting in a change of control of the Company.

In connection with the consummation of the transactions contemplated by the SPA, Dr. Asit Jaykant Choksi was elected to the Company’s Board of Directors and as President, Secretary and Treasurer.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three- and six-months ended June 30, 2012.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Revenues.  Our revenue was nil during both the three months ended June 30, 2011 and June 30, 2010.  Our revenue decreased to $0 for the six month period ended June 30, 2012, from $1,875 for the six month periods ended June 30, 2011.  The decrease in revenue was due to the change in controls and reverse merger of prior operations.

Operating expenses.  Our operating expenses were $1,447, $6,464, $19,109, and $20,209, for the three and six months ended June 30, 2012 and 2011, respectively.  The decrease was attributable to the removal of the operating company accompanying the change in controls.  Our current expenses were primarily professional fees, incurred for maintaining SEC compliance.  We anticipate that we will continue to incur these related expenses.

Net Gain (Loss).  The Company generated a gain from the sale of its operating assets and forgiveness of debt in the six months ended June 30, 2011of $104,826 and a net loss in the amount of $22,227 for the three month period ended June 30, 2011.  The net loss for the three month period is attributable to the cost of compliance with the SEC.  For the three and six month periods ending June 30, 2011, the Company had losses of $1,447 and $6,464, respectively.

Liquidity and Capital Resources

As of June 30, 2012, the Company’s consolidated balance sheet reflects cash of $0, current and total assets of $0 in comparison to $0 for December 31, 2011. As of June 30, 2012 we have negative working capital of $0. We are dependent on our majority shareholder to fund our current obligations; however there is no written commitment.

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

Events Subsequent to June 30, 2012

None.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2012, the Company had no off balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2011, to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. No recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

Part II - Other Information

Item 1. Legal Poceedings

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

BIDGIVE INTERNATIONAL, INC.

Dated: August 8, 2012	By: /s/ Asit Jaykant Choksi
President and
Chief Executive Officer

Dated: August 8, 2012	By: /s/ Asit Jaykant Choksi
Interim Chief Financial Officer