Form 10-Q
period 2012-09-30
BIDGIVE INTERNATIONAL INC
filed 2012-11-08
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from  ____ to _____.

Med One Oak, Inc.
(exact name of registrant as specified in its charter)

Delaware	000-49999	13-4025362
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

8850 Six Pines, Ste. 270, The Woodlands, TX 77380
(Address of principal executive office including zip code)

(281) 348-4020
(Registrant's telephone number)
Bidgive International, Inc.
(Former name, former address and former fiscal year if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock on September 30, 2012: 1,159,298

MED ONE OAK, INC.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

MED ONE OAK, INC.
(FORMERLY BIDGIVE INTERNATIONAL, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$9,565	$4,750
Total current liabilities	9,565	4,750

Total liabilities	9,565	4,750

Common stock subject to rescission rights, $.001 par value; 216 shares issued and outstanding	40,500	40,500

Stockholders' (deficit):
Preferred stock: $.001 par value; 10,000,000 shares authorized; none issued and outstanding for both periods	-	-
Common stock: $.001 par value; 150,000,000 shares authorized; 1,159,298 shares issued and outstanding for both September 30, 2012 and December 31, 2011 (outstanding shares include shares subject to rescission rights from above).*	1,159	1,159
Additional paid in capital	1,740,333	1,729,119
Accumulated deficit	(1,791,557)	(1,775,528)

Total stockholders' (deficit)	(50,065)	(45,250)

Total liabilities and stockholders' (deficit)	$-	$-

*Effective on October 8, 2012, the Company performed a 10 to 1 reverse stock split on its outstanding shares of common stock.  This reverse stock split has been presented retroactively on all stock numbers presented in the financial statements.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

MED ONE OAK, INC.
(FORMERLY BIDGIVE INTERNATIONAL, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2012	2011	2012	2011
Revenues
Sales revenues	$-	$-	$-	$1,875
Cost of goods sold	-	-	-	1,150
Gross Profit	-	-	-	725

Operating expenses
Professional fees	9,565	2,043	9,565	19,158
Office expenses/administrative	-	-	6,464	94
Other expenses	-	-	-	3,000
Total operating expenses	9,565	2,043	16,029	22,252

Loss from operations	(9,565)	(2,043)	(16,029)	(21,527)

Other income (expense)
Interest expense	-	-	-	(6,216)
Gain on debt forgiveness	-	-	-	112,949
Gain on Sale of Assets	-	-	-	17,577
Total other income (expense)	-	-	-	124,310

Net loss before income taxes	(9,565)	(2,043)	(16,029)	102,783
Provision for income taxes	-	-	-	-

NET LOSS	$(9,565)	$(2,043)	$(16,029)	$102,783

Basic net loss per share	$(0.01)	$(0.00)	$(0.01)	$0.12
Weighted average number of shares outstanding, including shares subject to rescission *	1,159,298	859,298	1,159,298	859,298

* Effective on October 8, 2012, the Company performed a 10 to 1 reverse stock split on its outstanding shares of common stock.  This reverse stock split has been presented retroactively on all stock numbers presented in the financial statements.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

MED ONE OAK, INC.
(FORMERLY BIDGIVE INTERNATIONAL, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income/(loss)	$(16,029)	$104,826
Adjustments to reconcile net income/(loss) to net cash used in operations:
Gain on debt extinguishment	-	(112,949)
Gain on sale of assets	-	(17,577)
Changes in operating assets and liabilities:
Accounts receivable	-	1,613
Accounts payable and accrued liabilities	4,815	(6,837)
Accrued interest	-	6,216
Net cash used in operations	(11,214)	(24,708)

Cash flows from investing activities:
Cash exchanged on sale of assets	-	(771)
Net cash used in investing activities	-	(771)

Cash flows from financing activities:
Proceeds from related party contributions	11,214	-
Proceeds from loans from shareholder	-	24,864
Net cash provided by financing activities	11,214	24,864

Increase (decrease) in cash and cash equivalents	-	(615)
Cash and cash equivalents, beginning of period	-	615
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

MED ONE OAK, INC.
(FORMERLY BIDGIVE INTERNATIONAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Nature of Business

The consolidated financial statements presented are those as of September 30, 2012 of Med One Oak, Inc. (formerly BidGive International, Inc.). The Company is currently a “shell” company as defined by SEC Rule 12b-2. The Company consolidation includes the inactive accounts of MPublishing, LLC, a disregarded entity.

NOTE 2 COMMON STOCK SUBJECT TO RECISSION RIGHTS

During 2004, the Company issued 32,400 (216 post-split) shares of common stock in a private placement after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect, may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares with interest. Accordingly, the issuance of 32,400 (216 post split) shares for $40,500 has been recorded as “common stock subject to rescission rights” on the balance sheet. Interest to be paid contingent upon the possibility of rescission is considered immaterial.

NOTE 3 GOING CONCERN

The financial statements are presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2012, the Company has incurred accumulated deficits of $1,791,557 and had cash of $0. The Company has had recurring net losses and negative working capital. The Company had a working capital deficit of $9,565 and $4,750 for September 30, 2012 and December 31, 2011, respectively. The Company has had negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company becoming profitable. If the Company is unable to raise capital, it could be forced to cease operation. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management feels that the related revenues from operations and reduction in expenses and overhead will provide the Company with sufficient working capital to allow it to continue as a going concern, however revenues must increase significantly for the Company to remain viable.

NOTE 4 REVERSE STOCK SPLIT

Effective on October 8, 2012, the Company performed a 10 to 1 reverse stock split on its outstanding shares of common stock.  This reverse stock split has been presented retroactively on all stock numbers presented in the financial statements.

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

Background

Med One Oak, Inc. (“we” or the “Company”) was originally incorporated as Rolfe Enterprises, Inc. under the laws of the State of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. On April 12, 2004, Rolfe Enterprises, Inc. was merged (the “Reincorporation Merger”) with and into the Company, a Delaware corporation, and prior to such date a wholly-owned subsidiary of Rolfe Enterprises, Inc., with the Company surviving the Reincorporation Merger. The purpose of the Reincorporation Merger was to convert Rolfe Enterprises, Inc. from a Florida corporation to a Delaware corporation and to change its name to “BidGive International, Inc.”  On October 8, 2012, the Company changed its name to Med One Oak, Inc.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2012.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Revenues.  Our revenue was nil during both the three months ended September 30, 2012 and September 30, 2011.  Our revenue decreased to $0 for the nine month period ended September 30, 2012, from $1,875 for the nine month periods ended September 30, 2011.  The decrease in revenue was due to the change in controls and reverse merger of prior operations.

Operating expenses.  Our operating expenses were $9,565 and $2,043 for the three months ended September 30, 2012, respectively.  Our operating expenses were $16,029, and $22,252, for the nine months ended September 30, 2012 and 2011, respectively.  The decrease was attributable to the removal of the operating company accompanying the change in controls.  Our current expenses were primarily professional fees, incurred for maintaining SEC compliance.  We anticipate that we will continue to incur these related expenses.

Net Gain (Loss).  The Company generated a gain from the sale of its operating assets and forgiveness of debt in the nine months ended September 30, 2011of $102,783 and a net loss in the amount of $2,043 for the three month period ended September 30, 2011.  The net loss for the three month period is attributable to the cost of compliance with the SEC.  For the three and nine month periods ending September 30, 2012, the Company had losses of $9,565 and $16,029, respectively.

Liquidity and Capital Resources

As of September 30, 2012, the Company’s consolidated balance sheet reflects cash of $0, current and total assets of $0 in comparison to $0 for December 31, 2011. As of September 30, 2012 we have working capital of $0. We are dependent on our majority shareholder to fund our current obligations; however there is no written commitment.

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

Events Subsequent to September 30, 2012

None.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2012, the Company had no off balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2012, to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. No recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Med One Oak, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer of Med One Oak, Inc. Pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer of Med One Oak, Inc. Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Financial Officer of Med One Oak, Inc. Pursuant to 18 U.S.C. Section 1350.*

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED ONE OAK, INC.

Dated: November 7, 2012	By: /s/ Asit Jaykant Choksi
President and
Chief Executive Officer

Dated: November 7, 2012	By: /s/ Asit Jaykant Choksi
Chief Financial Officer