Form 10-K
period 2012-12-31
Med One Oak, Inc.
filed 2013-02-12
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

Med One Oak, Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-49999	13-4025362
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
9201 Pinecroft Drive, The Woodlands, TX 77380
(Address of principal executive offices)
Registrant’s telephone number, including area code: (281) 651-2737

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

Based on price at which the registrant’s common stock was last sold, prior to the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on such date was $2,862. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 10% of the registrant’s common stock are considered to be affiliates.

As of February 6, 2013, the Company had 2,209,911 shares issued and outstanding.

MED ONE OAK, INC.
(formerly, BidGive International, Inc.)

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Statement" and elsewhere in this Annual Report.

PART I

ITEM 1. BUSINESS.

Corporate Background

Med One Oak, Inc. (“Med One,” “we”, “our”, “us” or the “Company”) was originally incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996. We were formed as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. We were reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the reincorporation was to change our name and state of domicile. We commenced operations during 2003, with our principal operations consisting of e-commerce marketing and retailing. On March 31, 2011, we sold our operations and became a shell company with limited operations. The consideration for this transaction consisted of the buyer’s assumption of the liabilities of the operations of the Company.

We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, and 150,000,000 shares of Common Stock. At February 6, 2013, we had 2,209,911 shares of Common Stock issued and outstanding and had issued no shares of our preferred stock.  On October 8, 2012 the Company authorized a 10 for 1 reverse stock split on its outstanding shares of Common Stock, which became effective on December 6, 2012. All share amounts have been retroactively restated to reflect this reverse stock split.

We maintain our principal executive offices at 9201 Pinecroft, The Woodlands, TX  77380. The Company has had limited operations since March 31, 2011. Such operations consist of a search for an appropriate transaction such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

The Company has had limited operations since March 31, 2011.  Since 2012, our operations have consisted of working towards effecting one or more transactions to acquire or purchase as of yet unidentified assets and operations in the healthcare industry. There can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, we do not expect to have significant operations. However, any such acquisition or purchase may involve:

•	a material change in the Company’s present capitalization;
•	a material change in the composition of the Company’s board of directors;
•	the issuance of a significant amount of the Company’s securities; and
•	the acquisition of significant assets and commencement of business operations

It is anticipated that opportunities may come to our attention from various sources, including our management, stockholders, professional advisors, members of the financial community, and others who may present unsolicited proposals. At this time, we have no plans, understandings, agreements, or commitments with any individual or entity in regard to any business opportunities. In evaluating a transaction, we analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

The Company’s operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted. The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated. On January 1, 2013, we issued a Promissory Note to a related party under which we have the right to draw up to $1,500,000 for working capital purposes, with any such debt to be repaid in cash or shares of our Common Stock, at the mutual agreement of the parties. Growth of operations or acquisition of business or assets will likely be dependent upon our ability to issue additional debt and/or equity securities in exchange for additional capital or in conjunction with a merger or acquisition transaction.

Government Regulation

We are not currently aware of any existing federal, state, governmental regulations which are specific to our business. We will continue to monitor and comply with all existing and future governmental regulations as they become effective and applicable to us.

Competition

We are in direct competition with other entities in our efforts to locate a suitable transaction partner. Included in the competition are business development companies, special purpose acquisition corporations, venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers, investment bankers, management consultant firms and private individual investors.

Employees and Consultants

During 2012, the Company had one executive officer. On December 31, 2012, Dr. Asit Choksi resigned from his position as a member of the Board of Directors as well as the Company’s Chief Executive Officer, President, Secretary and Treasurer. On January 1, 2013, the Board of Directors appointed new officers of the Company in the positions of Chief Executive Officer and President, Chief Financial Officer, and Vice-President. None of our employees are represented by a labor union. We currently have no other employees and plan to use consultants, attorneys and outside accountants as necessary.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES.

We began leasing office space and services located at 9201 Pinecroft, The Woodlands, TX  77380 from a related party on January 1, 2013, pursuant to a month-to-month arrangement at a charge of $500 per month.

ITEM 3. LEGAL PROCEEDINGS.

No legal proceedings are known to be contemplated by any governmental authority. We are not aware of any legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4. MINE SAFTEY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is approved for trading on the OTCQB under the symbol “MOAK” and “BDGVD” beginning January 22, 2013 and prior to January 22, 2013, respectively. Although the Company’s Common Stock is approved for trading, there is no established public trading market for our Common Stock as it is quoted on a very limited and sporadic basis. Any trading in our Common Stock is subject to restrictions imposed by the penny stock rules. The Securities and Exchange Commission has adopted rules which regulate broker-dealer practices in “penny stocks,” which generally means stocks with a price of less than $5.00. Prior to engaging in certain transactions involving a penny stock, broker-dealers must make a special written determination that it is a suitable investment for the purchaser and must receive the purchasers’ written consent to the transaction and written acknowledgement of receipt of a risk disclosure statement. The broker-dealer must also provide the customer with information regarding the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and a monthly account statement showing the market value of each penny stock held. These disclosure requirements will have the effect of making it more difficult for an active trading market to develop in our stock and for an investor in the proposed public offering to sell shares of our Common Stock in the secondary market.

As of February 6, 2013, we had 2,209,911 shares of Common Stock outstanding held by approximately 195 stockholders of record. On October 8, 2012, the Company authorized a 10 for 1 reverse stock split on its outstanding shares of Common Stock, which became effective on December 6, 2012. All share amounts have been retroactively restated to reflect this reverse stock split.

Dividends and Distributions

We have not declared or paid any cash dividends on our Common Stock during the year ended December 31, 2012, or in any prior period. There are no restrictions on the Common Stock that limit our ability to pay dividends if declared by the Board of Directors. The holders of Common Stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if, after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.  We do not anticipate paying cash dividends in the immediate future.

Equity Compensation Plans

We entered into restricted stock agreements with two individuals on November 21, 2012.  Shares were granted on November 21, 2012, as consideration for services to be rendered with a vesting and forfeiture schedule for retention purposes.  Of the total 1,600,000 shares of Common Stock collectively granted pursuant to the restricted stock agreements, 50% of such shares vested and were issued to the two individuals upon their employment with the Company as executives on January 1, 2013.  Thereafter, subject to continued executive employment, an additional 25% of the total shares vest on January 1, 2014, and the final 25% vest on January 1, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,600,000	$0.00	0
Total	1,600,000	$0.00	0

Recent Issuance Involving Unregistered Securities

On January 8, 2013, we issued 250,450 shares of our Common Stock to a related party, in a private transaction, to settle in full our payable to that related party, which was $125,225 as of December 31, 2012 and January 8, 2013, the date of settlement of the payable. These shares were issued under an exemption from registration contained in Section 4(2) of the Securities Act of 1933.  We believe the registration exemption is available for this transaction because the offer and sale was made solely and only to the party to the transaction described herein following comprehensive due diligence investigations and without any public offering or solicitation.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the financial condition and results of operations of Med One Oak, Inc. (formerly BidGive International, Inc.) for the years ended December 31, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Safe Harbor Statement

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Annual Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995.

Words such as “plan,” “intend,” “will,” “hope,” “seek,” “anticipate,” “expect”, “believe,” “could,” “estimate,” “may,” and similar terms and phrases, used in this Annual Report and our incorporated documents, often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	general economic and industry conditions;
•	our history of losses, deficits, and negative operating cash flows;
•	our limited operating history;
•	lack of operating cash flow;
•	lack of operations;
•	competition;
•	reliance on, and the ability to attract, key personnel; and
•	availability of debt or equity financing for acquisitions.

This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein but is not a comprehensive list of all of such factors.

Overview

We have had limited operations since March 31, 2011. Such operations consist of a search for an appropriate transaction such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction.

Our operations consist of working towards effecting one or more transactions to acquire or purchase as of yet unidentified assets and operations in the healthcare industry. There can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, we do not expect to have significant operations. However, any such acquisition or purchase may involve:

•	a material change in the Company’s present capitalization;
•	a material change in the composition of the Company’s board of directors;
•	the issuance of a significant amount of the Company’s securities; and
•	the acquisition of significant assets and commencement of business operations

It is anticipated that opportunities may come to our attention from various sources, including our management, stockholders, professional advisors, members of the financial community, and others who may present unsolicited proposals. At this time, we have no plans, understandings, agreements, or commitments with any individual or entity in regard to any business opportunities. In evaluating a transaction, we analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated. On January 1, 2013 we issued a Promissory Note to a related party under which we have the right to draw up to $1,500,000 for working capital purposes, with any such debt to be repaid in cash or shares of our Common Stock, at the mutual agreement of the parties. Growth of operations or acquisition of business or assets will likely be dependent upon our ability to issue additional debt and/or equity securities in exchange for additional capital or in conjunction with a merger or acquisition transaction.

The Company’s operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted. The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

Results of Operations - Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Sales Revenues
Consolidated revenues for the year ended December 31, 2011 were $1,875. On March 31, 2011, we sold our operations and became a shell company with limited operations and earn no revenues.

Operating Expenses
Total operating expenses decreased $164,585, or 50.1%, to $163,699 for the year ended December 31, 2012, compared to $328,284 for the year ended December 31, 2011. This overall decrease is primarily due to a decrease in stock based compensation of $268,000, partially offset by an increase in salaries and benefits of $69,515 and other general and administrative expenses of $33,900, primarily consisting of higher legal and accounting fees incurred in connection with our increased efforts to become an operating entity.

Other Income (Expense)
Other income (expense), net, was $0 and $124,310 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2011, other income (expense) included a gain on debt extinguishment and a gain on sales of assets of $112,949 and $17,577, respectively, related to the March 31, 2011 sale of our operations, partially offset by interest expense of $6,216. We did not recognize any other income (expense) for the year ended December 31, 2012.

Net Loss
Our net losses for the years ended December 31, 2012 and December 31, 2011 were $163,699 and $203,249, respectively. The decrease in net loss was directly attributable to the net decrease in operating expenses, partially offset by higher other income, net, discussed above.

Liquidity and Capital Resources

For the years ended December 31, 2012 and 2011, our consolidated balance sheet reflects current and total assets of $0 and total current liabilities of $125,235 and $4,750 at December 31, 2012 and 2011, respectively. At both December 31, 2012 and 2011, our cash balance was $0, and we had a working capital deficit of $125,235 and $4,750 at December 31, 2012 and 2011, respectively. Our working capital deficit at December 31, 2012 primarily consisted of a $125,225 payable to a related party. On January 8, 2013, we issued 250,450 shares of Common Stock to this related party for full settlement of this payable. At December 31, 2012 we had no material commitments for capital expenditures.

During the year ended December 31, 2012, cash used in operations totaled $11,214 versus cash provided by operations of $8,740 in the year ended December 31, 2011. Cash provided by investing activities was $0 for the year ended December 31, 2012, compared to $17,577 for the year ended December 31, 2011, consisting of proceeds from the sale of assets. During the year ended December 31, 2012, cash provided by financing activities consisted of a $11,214 contribution from a related party, compared to cash used in financing activities during the year ended December 31, 2011 of $26,932, for repayment of a loan payable and loans from shareholder.

Our operations currently consist of working towards effecting one or more transactions to acquire or purchase assets and/or operations in the healthcare industry. We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated. On January 1, 2013, we entered into a Promissory Note with a related party whereby we have the ability to draw up to $1,500,000 during the period from January 1, 2013 through September 30, 2013 to pay ongoing operating expenses. The Promissory Note can be settled in either cash or shares of Common Stock at maturity, for the outstanding principle amount and accrued interest, at the mutual agreement of the parties. If settled in shares, the number of shares issued will be based upon the fair value of our Common Stock at the time of settlement. We believe that the $1,500,000 available under this Promissory Note is sufficient to sustain our current level of operations for the next 12 months. However, growth of operations or acquisition of business or assets will likely be dependent upon our ability to issue additional debt and/or equity securities in exchange for additional capital or in conjunction with a merger or acquisition transaction.  At this time, we have no plans, understandings, agreements, or commitments with any individual or entity in regard to any business opportunities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, operating income (loss) and net income (loss) during the period. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Management has discussed the development, selection and disclosure of these estimates with our Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and/or if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact the consolidated financial statements. Management believes the following critical accounting policy reflects our more significant estimate and assumption used in the preparation of the consolidated financial statements.

Stock-Based Compensation
We account for all stock-based compensation arrangements using a fair value method and record such expense on a straight-line basis over the vesting period, which approximates the respective service periods to which they are earned.

Recent Accounting Pronouncements

We have implemented all accounting pronouncements that are in effect that may impact our consolidated financial statements and do not believe that there are any other accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

See “Index to Consolidated Financial Statements of Med One Oak, Inc.” included on page F-1 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We changed our independent registered public accounting firm effective January 10, 2013 from Peter Messineo, CPA (“Messineo”) to Pannell Kerr Forster of Texas, P.C. (“PKF”), Certified Public Accountants, a Professional Corporation. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the SEC on January 29, 2013. There were no disagreements with Messineo or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging PKF, neither the Company (or someone on its behalf) consulted with PKF on either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company or oral advice was provided that PKF concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting; or any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions to Item 304(a)(2) of Regulation S-K) or a reportable event (as described in paragraph (a)(1)(v) to Item 304(a)(2) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2012 was carried out under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, the design and operation of our controls and procedures were effective in timely alerting management to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

No Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer. The Company qualifies for this exemption.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our directors and officers, as of February 6, 2013, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers are elected annually by the Board of Directors (“Board”).

Name	Age	Position	Since
Ivan Wood, Jr.	65	Director, Chief Executive Officer and President	2013
Pamela J. Roth	48	Chief Financial Officer	2013
David P. Ellent, M.D.	37	Chairman of the Board and Vice-President	2012
Brandon Creighton	42	Director	2012
Joel Kerschenbaum, M.D.	63	Director	2012
John V. Peet, M.D.	68	Director	2012
Thomas (Tom) J. Pisula	48	Director	2013

Ivan Wood, Jr.  was elected as the Company’s Chief Executive Officer and President on January 1, 2013, when he was also elected to the Board. Wood was a partner in the law firm of Strasburger & Price, LLP from 2000 until January 1, 2013, when he became Of Counsel to the firm. Since 1976, Wood has practiced general corporate law, with particular emphasis on clients in the healthcare industry, including hospitals, ambulatory care facilities, home care providers, and physicians. Wood holds a J.D. from the University of Texas School of Law, as well as a B. B.A. from the University of Texas. A description of Wood’s employment agreement is set forth in Item 11 of this Annual Report.

Pamela J. Roth joined the Company as its Chief Financial Officer on January 1, 2013. Prior to joining the Company and since 2010, Roth worked at Albeck, a private accounting and consulting organization, as a consulting partner. From 2005 until 2010, Roth was an audit partner with BDO USA, LLP. From 1987 until 2005, Roth held multiple positions with Ernst & Young, leaving as a senior manager, and also served as Associate Director of Financial Reporting for American General Corporation and as Assistant Controller for Transamerica Fund Management Company. Roth is a Texas licensed Certified Public Accountant and is an active member of the American Institute of CPAs and the Texas Society of Certified Public Accountants. She is a graduate of Texas A&M University and has served as a member of the Texas A&M University Accounting Advisory Council since 2006. A description of Roth’s employment agreement is set forth in Item 11 of this Annual Report.

David P. Ellent, M.D. became the Company’s Vice-President on January 1, 2013, and on December 31, 2012 was also elected to the Board as its Chair. Ellent is a Medical Oncology Physician with Greater Houston Physician’s Medical Association (GHPMA). Ellent is Board Certified in Internal Medicine and Medical Oncology and has worked with GHPMA/Greater Houston Cancer Clinic since 2007. Ellent’s education includes a B.A. in Biology from Rutgers University (1996); earning his Medical Degree from New Jersey Medical School (2000); completing an Internal Medicine residency program at the University of Medicine and Dentistry of New Jersey (2003) and a Hematology and Medical Oncology Fellowship at the University of Texas M.D. Anderson Cancer Center (2007). Ellent has participated in Hematology / Oncology related research programs and has been credited with multiple publications throughout his career.

Brandon Creighton was elected to the Board effective December 31, 2012. Creighton is a Republican member of the Texas House of Representatives, representing District 16 since 2006. Creighton holds a J.D. from Oklahoma City University Law School as well as a B.A. in Government from the University of Texas, Austin. Creighton’s employment before 2006 includes positions with the Texas Senate, Texas Attorney General, Oklahoma Attorney General and private legal practice and land development. He is involved in a multiple community involvement projects, legislative roles and has received a multitude of recognitions, honors and services awards.

Joel Kerschenbaum, M.D. was elected to the Company’s board of directors effective December 31, 2012. Kerschenbaum is full-time Family Medicine Physician that has practiced in The Woodlands / Conroe, Texas area since 1980. Prior to joining Greater Houston Physicians Medical Association (GHPMA) in 2010, Kerschenbaum was a part of Sadler Clinic (1980 – March, 2010) and maintained a private practice in Kitchener, Ontario, Canada (1974-1980). He earned his Medical Degree from University of Toronto in 1974 and completed residency / internship at St. Michael Hospital in Toronto, Ontario. Kerschenbaum is a member of the Texas Medical Association, American Academy of Family Practice, and Montgomery County Medical Society (President 1988, Board of Directors 1989). At Sadler Clinic, Kerschenbaum held multiple positions, some of which include Board of Directors (1993-2000 and 2005-2009); Chairman of Governance committee (2005); Joint Policy Board (1992-2000); Vice-chairman Joint Policy Board (1992-1998); Chairman of Operations committee (1996-1998); Chairman of the Board of Directors (1998-2000). Additional professional experience includes Board of Directors, North Montgomery County Physician’s Association (1993-1999); Founder of the Community Clinic – a not for profit clinic formed to provide free dental, medical and social services to the working poor of Montgomery and Harris counties; Medical Director of the Community Clinic (1996 – 2010); Member of the Board of Directors of the South County Community Clinic (1996 – 2010); Chairman of the Board of Directors for the South County Community Clinic (1996 – 2001); Interfaith of the Woodlands – Board of Directors (January 2012 to present); Interfaith Community Clinic – Board of Directors (January 2012 to present); Interfaith Community Clinic Advisory Board (January 2010 to present).

John V. Peet, M.D. was elected to the Company’s board of directors effective December 31, 2012. Peet is a full-time Family Practice Physician in Conroe, Texas. Prior to joining Greater Houston Physician’s Medical Association (GHPMA) in 2010, and since 1973, Peet was part of Sadler Clinic, where he maintained a full-time medical practice. From 1990-2000, Peet served as Sadler’s Chief of Staff, Chairman of the Board, and Medical Director. He earned his medical degree from Southwestern Medical School (1966-1970), his undergraduate major of Chemical Engineering at University of Texas (1966); and while serving in the United States Air Force completed the Internship – Straight Surgery (1970-1971) program and Flight Surgeon Survival Training (1971-1973). Peet has also held multiple professional leadership positions and served in community service roles over the years, some of which include Chief of Staff – Doctor’s Hospital, Conroe (1977, 1981, 1982); Past President of Montgomery County Medical Society; Program Medical Director for Healthsouth, Woodlands (2004-Present); Chief of Staff Healthsouth, Woodlands (2008-Present).

Thomas (Tom) J. Pisula was elected to the Company’s board of directors on February 6, 2013. Pisula is President and CEO of Pinecroft Realty. Since Pinecroft’s inception in 2006, Pisula has maintained overall responsibility for all of its projects. Under Pisula’s guidance, Pinecroft debuted the first LEED office building in the Greater Northwest/Houston area, certified at the Silver level from the U.S. Green Building Counsel. Prior to 2006, Pisula worked in the energy business, specifically with natural gas commodities. Pisula supports many charitable organizations, including the American Heart Association.

Family Relationships

There are no family relationships among any of the Directors, nominees or executive officers.

Legal Proceedings

As of the date of this Annual Report, there are no material proceedings to which our directors or officers are a party adverse to us.

Advisory Board

On December 31, 2012, we appointed nine physicians to serve on our Advisory Board. The purpose of our Advisory Board is to provide advice and consultation on clinical matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our Common Stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2012 fiscal year, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, other than as follows: Ivan Wood Jr., Pamela J. Roth, Dr. David Ellent, Brandon Creighton, Dr. John Peet, and Dr. Joel Kerschenbaum, each did not timely file one Form 3.

Code of Ethics

The Company has not yet adopted a corporate code of ethics because it does not effect ongoing business operations. The Board is planning to establish a code of ethics to deter wrongdoing and promote honest and ethical conduct in its field of operations; ensure full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics during 2013.

Corporate Governance

The Company does not have standing audit, nominating or compensation committees of the Board or committees performing similar functions because it does not effect ongoing business operations. All such applicable functions have been performed by the Board as a whole. The Company anticipates establishing such committees in the future. The Company currently does not currently have an audit committee financial expert serving on its Board, but anticipates adding an audit committee financial expert in conjunction with establishing an audit committee in the near future.

During the year ended December 31, 2012, the Board held no formal meetings, but took action twice by unanimous written consent.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for services rendered in all capacities to the Company for the years ended December 31, 2012 and 2011. Other than indicated below, no compensation was awarded or paid by us to, or earned by, any officer or director as our employee during the fiscal year ended December 31, 2012. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officer, or other employees. We will pay employment compensation, including salary, bonuses, restricted stock awards, and benefits to our officers commencing in 2013, as further discussed below.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Other	Total
Dr. Asit Choksi (1)	2012	$42,300	$-	$-	$-	$-	$42,300
Chairman of the Board
Chief Executive Officer, President
Secretary, and Treasurer
David M. Rees (2)	2012	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer	2011	$-	$-	$-	$-	$-	$-

(1)
Dr. Asit Choksi served the Company as Chief Executive Officer during the period from April 10, 2012 through December 31, 2012. During that period he also served the Company as Chief Financial Officer and Principal Accounting Officer.

(2)
David M. Rees served the Company as Chief Executive Officer during 2011 and until April 10, 2012. During that period he also served the Company as Chief Financial Officer and Principal Accounting Officer.

There were no grants of stock-based awards that vested during the years ended December 31, 2012 and 2011. There were no outstanding equity awards for any of our named officers as of December 31, 2012.  See below for a description of grants of stock-based awards during 2012, but which began to vest in 2013.

Compensation Discussion and Analysis

We did not have any employment agreements or arrangements with our above named executive officers during the years ended December 31, 2012 and 2011. As disclosed in the Form 8-K we filed with the SEC on January 7, 2013, Dr. Asit Choksi resigned his positions as a member of the Board as well as the executive positions of the Company indicated in the above Summary Compensation Table effective December 31, 2012.

As of November 21, 2012, Med One Oak, Inc. (the “Company”) entered into Executive Employment Agreements with Ivan Wood, Jr. (“Wood”) and Pamela J. Roth (“Roth”) (Wood and Roth, collectively, the “Executives”). Under the Executive Employment Agreements, on January 1, 2013, Wood became the Chief Executive Officer and President of the Company and Roth became the Chief Financial Officer of the Company. Each Executive Employment Agreement has an initial term of one year. During the term of the Executive Employment Agreements, Wood shall be paid an annual base salary of $500,000, and Roth shall be paid an annual base salary of $290,000. At the end of the initial term, each Executive Employment Agreement automatically renews for one-year periods unless the agreement is sooner terminated in accordance with the terms thereof. The Executives are eligible for annual performance bonuses upon satisfactory completion of one year of employment by the Company and thereafter upon attainment of mutually agreed goals and objectives. Such bonuses will be in amounts as the Board deems appropriate or as mutually agreed to. The Executives are entitled to participate in all employee savings and welfare benefit plans and other employee programs made available to the Company’s senior-level executives.

In connection with each Executive Employment Agreement, on November 21, 2012, the Company also entered into Restricted Stock Agreements with the Executives, whereby Wood was granted 1,100,000 shares of the Common Stock, and Roth was granted 500,000 shares of Common Stock. Subject to certain exceptions set forth in both Restricted Stock Agreements, the shares of Common Stock granted pursuant to the Restricted Stock Agreements vest on the following schedule: (a) 50% of the shares granted to each Executive vested on January 1, 2013, (b) 25% of the shares granted to the Executives vest on January 1, 2014 so long as they remain employed by the Company on such date, and (c) the remaining 25% of the shares granted vest on January 1, 2015 so long as the Executives remain employed by the Company on such date. The Restricted Stock Agreements provide that the shares of Restricted Stock acquired by each Executive shall not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated for a period of eighteen (18) months after the vesting of such shares and that the Company shall retain possession of the certificates representing such shares of Restricted Stock until such time as the restriction shall have lapsed. The shares of Common Stock were granted to the Executives in a private transaction under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, in exchange for services to be provided by the Executives to the Company.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the year ended December 31, 2012.

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	All other compensation	Total
Dr. Asit Choksi (1)	$-	$-	$-	$-	$-	$-
David M. Rees (2)	$-	$-	$-	$-	$-	$-

(1)	Dr. Asit Choksi was elected to the Board of Directors on April 10, 2012 and served in that capacity through his resignation as a director of the Company effective December 31, 2012.
(2)	Mr. David M. Rees resigned as a director of the Company on April 10, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 6, 2013, certain information with respect to the Common Stock beneficially owned by: (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all directors and executive officers as a group:

Executive Officers and Directors
Title of Class	Name, Title and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Ivan Wood, Jr. CEO, President & Director 909 Fannin Street, Suite 2300 Houston, TX 77010	785,125 (1)	35.5%
Common Stock	David Ellent, M.D. Vice-President & Director 9201 Pinecroft Drive Shenandoah, TX 77380	235,125 (2)	10.6%
Common Stock	Brandon Creighton Director 9201 Pinecroft Drive Shenandoah, TX 77380	0	0%
Common Stock	Joel Kerschenbaum, M.D. Director 9201 Pinecroft Drive Shenandoah, TX 77380	11,082 (3)	.5%
Common Stock	John V. Peet, M.D. Director 9201 Pinecroft Drive Shenandoah, TX 77380	29,590 (3)	1.3%
Common Stock	Tom Pisula Director 9201 Pinecroft Drive Shenandoah, TX 77380	0	0%
Common Stock	Pamela J. Roth CFO 9201 Pinecroft Drive Shenandoah, TX 77380	250,000(4)	11.3%
	All Executive Officers and Directors as a Group (7 persons)	1,310,922	59.3%

Beneficial Owners of More Than 5% of Company’s Equity
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Oak Brain, LP 9201 Pinecroft Drive Shenandoah, TX 77380	576,730(5)	26.1%
Common Stock	Brain 81, LP 9201 Pinecroft Drive Shenandoah, TX 77380	554,113(6)	25.1%
Common Stock	Brain 3, LLC 9201 Pinecroft Drive Shenandoah, TX 77380	1,381,293(7)	62.5%
Common Stock	Greater Houston Physicians Medical Association PLLC 8850 Six Pines Drive The Woodlands, TX 77380	250,450	11.3%
Common Stock	Asit Jaykant Choksi, M.D. 46 South Windsail Place The Woodlands, TX 77381	117,562 (8)	5.3%

(1)
(Wood) Includes (i) 550,000 shares that vested on January 1, 2013 in accordance with that certain Restricted Stock Agreement described in Item 11 of this Annual Report, (ii) 226,078 shares beneficially owned through his limited partnership interest in Oak Brain, LP; and (iii) 9,047 shares beneficially owned through his 40% membership interest in Brain 3, LLC. For more information on Oak Brain, LP or Brain 3, LLC, see below footnotes 5 and 7, respectively. Does not include an additional 550,000 shares that have not vested under said Restricted Stock Agreement.

(2)
(Ellent) Includes (i) 226,078 shares beneficially owned through his limited partnership interest in Oak Brain, LP; and (ii) 9,047 shares beneficially owned through his 40% membership interest in Brain 3, LLC. For more information on Oak Brain, LP or Brain 3, LLC, see below footnotes 5 and 7 respectively.

(3)	(Peet & Kerschenbaum) These shares are beneficially owned by such person through such person’s limited partnership interest in Brain 81, LP. For more information on Brain 81, LP, see below footnote 6.
(4)
(Roth) Includes (i) 250,000 shares that vested on January 1, 2013 in accordance with that certain Restricted Stock Agreement described in Item 11 of this Annual Report. Does not include an additional 250,000 shares that have not vested under said Restricted Stock Agreement.

(5)	(Oak Brain) The general partner of this limited partnership, Brain 3, LLC, possesses the right to vote all such shares. For more information on Brain 3, LLC, see below footnote 7.
(6)	(Brain 81) The general partner of this limited partnership, Brain 3, LLC, possesses the right to vote all such shares. For more information on Brain 3, LLC, see below footnote 7.

(7)
(Brain 3) Includes (i) all shares owned by Oak Brain, LP and Brain 81, LP, for whom Brain 3, LLC serves as general partner and possesses the right to vote all such shares. To avoid duplication, this figure does not include 22,617 shares beneficially owned through its limited partnership interests in Oak Brain, LP and Brain 81, LP. For more information on Oak Brain, LP and Brain 81, LP, see above footnotes 5 and 6 and (ii) all shares owned by Greater Houston Physicians Medical Association PLLC, for whom Brain 3, LLC serves as trustee under a voting trust agreement.

(8)
(Choksi) Includes (i) 113,039 shares beneficially owned through his limited partnership interest in Oak Brain, LP; (ii) 4,523 shares beneficially owned through his membership interest in Brain 3, LLC. For more information on Oak Brain, LP or Brain 3, LLC, see above footnotes 5 and 7, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dr. Asit Choksi, a Director and our Chief Executive Officer, President, Secretary, and Treasurer, until his resignation on December 31, 2012, devoted substantial but less than all of his time and attention to the Company’s business beginning April 10, 2012, in conjunction with his purchase of 97.5% of our then outstanding Common Stock. During the period beginning April 10, 2012 through December 31, 2012, another entity majority owned and controlled by Dr. Choksi paid certain general and administrative expenses on our behalf totaling $125,225, including $42,300 in 2012 salary paid to Dr. Choksi.  These payments resulted in an interest free payable to this related party of $125,225 at December 31, 2012. On January 8, 2013, we issued 250,450 shares of our Common Stock to settle this $125,225 payable in full. During the period January 1, 2013 through the date of this filing, this related party paid approximately $31,000 on our behalf, consisting of prepaid insurance and general and administrative expenses.

On January 1, 2013, the Company entered into a Promissory Note (“Note”) as borrower in favor of this same related party whereby the Company has the right to draw up to $1,500,000 from the related party, with such draws to be used for working capital purposes. The Note accrues 4.25% interest per annum and matures and is payable in full on September 30, 2013. The principal and all accrued and unpaid interest is payable either in the form of cash or shares of Common Stock, as mutually agreed upon. If repayment shall be in shares of Common Stock, the number of shares payable will be determined based upon the then fair market value of the Common Stock. At any time while not in default, the Company may prepay outstanding principal and interest without penalty. The Note is secured with the assets of the Company with first lien rights to the related party. As of the date of this filing, the outstanding principal on the Note was $0.

The Company began leasing office space and services located at 9201 Pinecroft, The Woodlands, TX  77380 from a related party on January 1, 2013, pursuant to a month-to-month arrangement at a charge of $500 per month.

Management believes the above transactions are as fair to the Company and similar to terms that could be obtained from unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fee billed by Peter Messineo, CPA for audit of the Company’s annual financial statements, including reviews of quarterly financial statements filed with the SEC, was $6,250 for each of the years ended December 31, 2012 and 2011. As disclosed in Item 9 within this Annual Report, the Company engaged Pannell Kerr Forster of Texas, P.C. (“PKF”) on January 10, 2013 as the Company’s independent registered public accounting firm. Prior to January 2013, PKF provided no professional services to the Company nor were they engaged in any form of consultation.

Tax Fees
The aggregate fee billed by Peter Messineo, CPA for tax compliance, tax advice and tax planning was $0 for the both fiscal years ended December 31, 2012 and 2011.

All Other Fees
Peter Messineo, CPA did not bill the Company for any products and services other than the foregoing during the years ended December 31, 2012 and 2011.

Audit Committees Pre-approval Policies and Procedures

Our Board serves as our audit committee. Our Board approves the engagement of our independent auditors and the related fee estimates. All of the audit services which were performed by Peter Messineo, CPA for the years ended December 31, 2012 and 2011 were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

See Index to Consolidated Financial Statements on page F-1 for a list of each of the financial statements included in this Annual Report.

(b)  Exhibits.

The following exhibits are filed as part of this Annual Report. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

3.1
Certificate of Incorporation of BidGive International, Inc. (filed as Exhibit 3 to the Company's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).

3.2	Bylaws of BidGive International, Inc. (filed as Exhibit 3 to the Company's Preliminary Information Statement on Schedule 14C filed on March 12, 2004, and incorporated herein by reference).
3.3 *	Certificate of Ownership and Merger of Parent into Subsidiary filed with the Delaware Secretary of State on April 12, 2004.
3.4 *	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on December 18, 2009.
3.5 *	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 23, 2012.
3.6 *	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 31, 2013.
10.1
Executive Employment Agreement entered into by and between Med One Oak, Inc. and Ivan Wood, Jr. effective as of January 1, 2013 (filed as Exhibit 10.1 to the Company’s Form 8-K filed January 7, 2013, and incorporated herein by reference).

10.2
Executive Employment Agreement entered into by and between Med One Oak, Inc. and Pam Roth effective as of January 1, 2013 (filed as Exhibit 10.2 to the Company’s Form 8-K filed January 7, 2013, and incorporated herein by reference).

10.3
Promissory Note entered into on January 1, 2013 by and between the Company as borrower in favor of Greater Houston Physician Medical Association, PLLC, (filed as Exhibit 10.3 to the Company’s Form 8-K filed January 7, 2013, and incorporated herein by reference).

10.4 *	Stock Purchase Agreement entered into by and between the Company and Greater Houstan Physician's Medical Association, P.L.L.C. as purchaser effective as of January 8, 2013.
31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

________
(*)Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED ONE OAK, INC.

By: /S/ Ivan Wood, Jr.	February 12, 2013
Chief Executive Officer and President
(Principal Executive Officer)

MED ONE OAK, INC.

By: /S/ Pamela J. Roth	February 12, 2013
Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Ellent, M.D.	Chairman and Vice President	February 12, 2013
David Ellent, M.D.

/s/ Ivan Wood, Jr.	Director, Chief Executive Officer, and President	February 12, 2013
Ivan Wood, Jr.

/s/ Joel Kerschenbaum, M.D.	Director	February 12, 2013
Joel Kerschenbaum, M.D.

/s/ John V. Peet, M.D.	Director	February 12, 2013
John V. Peet, M.D.

/s/ Thomas J. Pisula	Director	February 12, 2013
Thomas J. Pisula

MED ONE OAK, INC.
(formerly BidGive International, Inc.)
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Med One Oak, Inc.
(formerly BidGive International, Inc.)

We have audited the accompanying consolidated balance sheet of Med One Oak, Inc. (formerly BidGive International, Inc.) (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Med One Oak, Inc. as of December 31, 2012, and the results of its operations and cash flows for the year ended December 31, 2012, in conformity with U. S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P. C.

Houston, Texas
February 12, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Med One Oak, Inc.
(formerly BidGive International, Inc.)

I have audited the accompanying consolidated balance sheet of Med One Oak, Inc. (formerly Bidgive International, Inc.) (the "Company") as of December 31, 2011 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Med One Oak, Inc. (formerly Bidgive International, Inc.) as of December 31, 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred recurring operating loss, has negative working capital as of December 31, 2011, has not yet established an ongoing source of revenues sufficient to cover its operating costs and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Palm Harbor, Florida
March 28, 2012

MED ONE OAK, INC.
(formerly BidGive International, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable and accrued liabilities	$10	$4,750
Payable to related party	125,225	-
Total current liabilities	125,235	4,750

Total liabilities	125,235	4,750

Common stock subject to rescission rights, $0.001 par value; 216 shares issued and outstanding	40,500	40,500

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding for both December 31, 2012 and 2011	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 1,159,461 and 1,159,298 shares issued and outstanding at December 31, 2012 and 2011, respectively (includes shares subject to rescission rights from above)	1,159	1,159
Additional paid in capital	1,772,333	1,729,119
Accumulated deficit	(1,939,227)	(1,775,528)
Total shareholders' deficit	(165,735)	(45,250)

Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MED ONE OAK, INC.
(formerly BidGive International, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2012	2011

Sales revenues	$-	$1,875
Cost of goods sold	-	1,150
Gross Profit	-	725

Operating expenses
General and administrative expenses	163,699	328,284

Loss from operations	(163,699)	(327,559)

Other income (expense)
Interest expense	-	(6,216)
Gain on debt extinguishment	-	112,949
Gain on sales of assets	-	17,577
Total other income (expense)	-	124,310

Loss before income tax expense	(163,699)	(203,249)
Income tax expense	-	-

Net loss and total comprehensive loss	$(163,699)	$(203,249)

Basic and diluted net loss per share	$(0.14)	$(0.18)
Basic and diluted weighted average shares outstanding, including shares subject to rescission	1,159,339	1,151,079

The accompanying notes are an integral part of these consolidated financial statements.

MED ONE OAK, INC.
(formerly BidGive International, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the years ended December 31, 2012 and 2011

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	859,082	$859	$1,202,994	$(1,572,279)	$(368,426)

Shares issued to consultants for services	300,000	300	299,700	-	300,000
Debt forgiven by related parties	-	-	226,425	-	226,425
Net loss	-	-	-	(203,249)	(203,249)
Balance, December 31, 2011	1,159,082	1,159	1,729,119	(1,775,528)	(45,250)

Proceeds from related party contribution	-	-	11,214	-	11,214
Stock based compensation	-	-	32,000	-	32,000
Effect of 10 to 1 reverse stock split	163	-	-	-	-
Net loss	-	-	-	(163,699)	(163,699)
Balance, December 31, 2012	1,159,245	$1,159	$1,772,333	$(1,939,227)	$(165,735)

The accompanying notes are an integral part of these consolidated financial statements.

MED ONE OAK, INC.
(formerly BidGive International, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

OPERATING ACTIVITIES:
Net loss	$(163,699)	$(203,249)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Stock based compensation	32,000	-
Shares issued to consultants for services	-	300,000
Gain on sales of assets	-	(17,577)
Gain on debt extinguishment	-	(112,949)
Changes in operating assets and liabilities:
Accounts receivable	-	1,613
Payable to related party	125,225	-
Accounts payable and accrued liabilities	(4,740)	40,902
Net cash (used in) provided by operations	(11,214)	8,740

INVESTING ACTIVITIES:
Proceeds from sale of assets	-	17,577
Net cash provided by investing activities	-	17,577

FINANCING ACTIVITIES:
Proceeds from related party contributions	11,214	-
Repayment of loan payable	-	(2,065)
Repayment of loans from shareholder	-	(24,867)
Net cash provided by (used in) financing activities	11,214	(26,932)

Decrease in cash and cash equivalents	-	(615)
Cash and cash equivalents, beginning of year	-	615
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash items:
Capital contribution resulting from forgiveness of related party debt, consisting of accrued interest and notes, loans and other payables	$-	$226,425

The accompanying notes are an integral part of these consolidated financial statements.

MED ONE OAK, INC.
(formerly BidGive International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Med One Oak, Inc. (“Med One,” “we”, or the “Company”) was originally incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996, as a “blind pool” or “blank check” company. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc. The purpose of the reincorporation was to change the Company’s name and state of domicile. The Company commenced operations during 2003, with its principal operations consisting of e-commerce marketing and retailing. On March 31, 2011, the Company sold its operations and became a shell company with limited operations. The consideration for this transaction consisted of the buyer’s assumption of the liabilities of the operations of the Company.

On April 10, 2012, Choksi, Ltd. entered into a Stock Purchase Agreement, with certain holders of an aggregate of 1,130,843 shares (11,308,430 pre-split shares) of the Company’s common stock for $370,000 (approximately 97.5% of the Company’s then outstanding shares of common stock). On October 23, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation and changed its name from BidGive International, Inc. to Med One Oak, Inc.

On October 8, 2012, the Company authorized a 10 for 1 reverse stock split on its outstanding shares of Common Stock, which became effective on December 6, 2012. This reverse stock split has been presented retroactively to the earliest period presented in the consolidated financial statements and notes to consolidated financial statements.

On December 31, 2012, two Texas limited partnerships, Brain 81, LP, and Oak Brain, LP, collectively, the “Buyers”, each entered into a Stock Purchase Agreement (collectively, the “SPAs”) with Choksi, Ltd. pursuant to which the Buyers purchased Choksi Ltd.’s 1,130,843 shares of Common Stock, all restricted as to resale, for an aggregate purchase price of $565,422.

On December 31, 2012, the Company appointed four new members to its Board of Directors.  Also on December 31, 2012, Dr. Asit Choksi resigned from his position as a member of the Board of Directors as well as the Company’s Chief Executive Officer, President, Secretary and Treasurer. On January 1, 2013, the Board of Directors appointed new officers of the Company in the positions of Chief Executive Officer and President, Chief Financial Officer, and Vice-President, and also appointed one new member to the Board of Directors. Also, on February 6, 2013, the Board of Directors appointed one new member to the Board of Directors.

On January 1, 2013 the Company issued a Promissory Note under which the Company has the right to draw up to $1,500,000 for working capital purposes.

The Company is currently working towards effecting one or more transactions to acquire or purchase as of yet unidentified assets and operations in the health care industry.

Liquidity

The Company’s financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues and has historically incurred net losses, which have resulted in an accumulated deficit of $1,939,227 at December 31, 2012. The Company has negative working capital of $125,235, at December 31, 2012, which primarily consisted of a $125,225 payable to a related party. On January 8, 2013 the Company issued 250,450 shares of common stock to the related party to settle this payable in full.

On January 1, 2013, the Company entered into a Promissory Note with a related party whereby the Company has the ability to draw up to $1,500,000 during the period from January 1, 2013 through September 30, 2013 to pay ongoing operating expenses. The Promissory Note can be settled in cash or shares of the Company’s Common Stock at its maturity date, for both the outstanding principle and accrued interest. If settled for shares of the Company’s Common Stock, the number of shares issued will be based upon fair value of the Company’s Common Stock at the time of settlement.  Management believes that the $1,500,000 available under this Promissory Note is sufficient to sustain its current level of operations for the next 12 months. However, growth of operations or acquisition of business or assets is dependent upon the Company’s ability to raise additional capital through the issuance of additional debt and/or equity securities, of which our ability to do so on favorable terms is uncertain.

NOTE 2 – SIGNIFICANT ACCOUINTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company as of December 31, 2012 and 2011 and for the years then ended have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the inactive accounts of its wholly-owned subsidiary, MPublishing, LLC, a disregarded entity. All significant intercompany accounts and transactions are eliminated in the consolidation process.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities. The Company had no cash or cash equivalents at December 31, 2012 and 2011.

Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable, accrued liabilities, and payable to related party each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Fair Value of Financial Instruments

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes  a three-level valuation hierarchy for disclosures of fair value measurements.  The three levels are defined as follows:

Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical assets or liabilities.

Level 2 – Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the assets and liabilities.

At December 31, 2012 and 2011, the Company had no instruments that required fair value measurement.

Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivables. At December 31, 2012 and 2011, the Company held no cash, cash equivalents, or accounts receivable.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, services are provided, and collection is reasonably assured.

Stock-Based Compensation

The Company accounts for all stock-based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method in accordance with the guidance on income taxes. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets are offset by valuation allowances when we believe it is more likely than not that such net deferred tax assets will not be realized. We recognize the impact of an uncertain tax position only if that position is more likely than not of being sustained upon examination by the taxing authority based on its technical merits. We account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted average number of common shares excludes common stock equivalents because their inclusion would be anti-dilutive.

Comprehensive Income (Loss)

Because the Company has no components of other comprehensive income, comprehensive income (loss) is the same as net income (loss) for the years ended December 31, 2012 and 2011.

Recent Accounting Pronouncements

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

On October 8, 2012, the Company authorized a 10 for 1 reverse stock split on its outstanding shares of Common Stock, which became effective on December 6, 2012. To effectuate the reverse stock split, the Company issued an additional 163 shares of its Common Stock to address fractional shares. This reverse stock split has been presented retroactively to all periods presented in the consolidated financial statements and notes to consolidated financial statements.

During 2011, the Company issued 300,000 (3,000,000 pre-split) shares of Common Stock to a consulting firm for services rendered. The shares were valued in the amount of $300,000, the fair market value of the shares at the time of issuance.

On November 21, 2012, the Company entered into Restricted Stock Agreements (“RSAs”) with Ivan Wood, Jr. (“Wood”) and Pamela J. Roth (“Roth”), collectively the “Executives”, whereby Wood and Roth were granted 1,100,000 and 500,000 shares of Common Stock, respectively, collectively referred to as the “Executive Shares”. Subject to certain exceptions set forth in the RSAs, the Executive Shares vest to each of the Executives on the following schedule: 50% of the shares granted vest on January 1, 2013 so long as they are employed by the Company on such date and 25% of the shares granted vest on each of January 1, 2014 and January 1, 2015, so long as they remain employed by the Company on such dates. The Executive Shares were fair valued at $64,000, which was the fair market value of the shares at the time of grant. During the period from November 21, 2012 to December 31, 2012, the Company recognized compensation expense of $32,000 in exchange for services provided, and at December 31, 2012, compensation expense of $32,000 remains unrecognized, and will be recognized ratably over the next two years.

The RSAs provide that the Executive Shares acquired by each Executive shall not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated for a period of 18 months after the vesting of such shares and that the Company shall retain possession of the certificates representing the Executive Shares until such time as the restriction shall have lapsed. The Executive Shares were granted in a private transaction under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, in exchange for services to be provided by the Executives to the Company.

Common Stock Subject to Rescission Rights

During 2004, the Company issued 216 (post-split) shares of Common Stock in a private placement for $40,500, after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect, may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares with interest. Accordingly, $40,500 has been recorded as “common stock subject to rescission rights” on the accompanying Consolidated Balance Sheets. Interest to be paid contingent upon the possibility of rescission is considered immaterial.

Preferred Stock

Our board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock, par value $0.001, in one or more series and to designate the rights, preferences, privileges and restrictions of each series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying or preventing our change in control without further action by the stockholders. At December 31, 2012 and 2011, no shares of Preferred Stock were issued or outstanding.

Warrants

During 2007, the Company granted 1,200 (post-split) common stock warrants to consultants, which vested immediately and were exercisable at a price of $38.00 any time for a period of five years. The 1,200 warrants were outstanding at December 31, 2011 and expired unexercised during 2012.  At December, 31, 2012, no warrants were outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

Payable to Related Party

During 2012, certain of the Company’s general and administrative expenses, aggregating $125,225, were paid for by a related party with indirect ownership of the Company, on behalf of the Company. At December 31, 2012 and 2011, the outstanding payable to this related party was $125,225 and $0, respectively. On January 8, 2013, the Company issued 250,450 shares of its Common Stock to settle this payable in full.

Debt Forgiven by Related Parties

During the years 2006 through 2010, the Company issued short-term notes payable and short-term convertible notes payable to certain of its officers and shareholders, with interest ranging from 4% to 12%. During December 2011, all of such notes were forgiven by the holders. Aggregate outstanding principal balances and accrued interest at the time of forgiveness was $226,425, and the forgiveness was accounted for as a contribution to equity.

NOTE 5 – OTHER INCOME

During March 2011, the Company sold its assets and operations in exchange for the buyer’s assumption of certain of its operating liabilities and recognized a gain on sale of assets of $17,577. Also during March 2011, the company recognized a $112,949 gain on extinguishment of debt as a result of forgiveness of accounts payable by third party providers.

NOTE 6 – INCOME TAXES

No income tax expense has been recognized for the years ended December 31, 2012 and 2011 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforwards	$496,549	$604,745
Deferred tax asset before valuation allowance	496,549	604,745
Valuation allowance	(485,669)	(604,745)
Net deferred tax asset	10,880	-

Deferred tax liability:
Stock compensation	(10,880)	-
Net deferred tax liability	(10,880)	-

Net deferred tax asset (liability)	$-	$-

The Company has provided a full valuation allowance for net deferred tax assets as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. During the years ended December 31, 2012 and 2011, the valuation allowance (decreased) increased by ($119,076) and $70,000, respectively.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate, as reported, is as follows for the years ended December 31, 2012 and 2011:
	Year ended December 31,
	2012	2011
Income taxes at federal statutory rate	34.0%	34.0%
Prior year true up - Federal	(106.7)%	0.0%
Change in valuation allowance	72.7%	(34.0)%
Effective income tax rate	0.0%	0.0%

At December 31, 2012, the Company had net operating loss carryforwards of approximately $1.5 million which may be offset against future income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

The Company’s federal and state income tax returns for the years ended 2007 through 2011 are open to examination. At December 31, 2012 and 2011, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. For the years ended December 31, 2012 and 2011, we recorded no interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions.

NOTE 7 – SUBSEQUENT EVENTS

Promissory Note to Related Party

On January 1, 2013, the Company entered into a Promissory Note (“Note”) as borrower in favor of a related party with indirect ownership of the Company (“Related Party”) whereby the Company has the right to draw up to $1,500,000 from the Related Party, with such draws to be used for working capital purposes. The Note accrues 4.25% interest per annum and matures and is payable in full on September 30, 2013. The principal and all accrued and unpaid interest is payable either in the form of cash or shares of common stock, as mutually agreed upon. If repayment shall be in shares of common stock, the number of shares payable will be determined based upon the then fair market value of the common stock. At any time while not in default, the Company may prepay the outstanding principal and interest without penalty. The Note is secured with the assets of the Company with first lien rights to the Related Party.

Issuance of Common Stock to Settle Payable to Related Party

On January 8, 2013, the Company issued 250,450 shares of its Common Stock to a related party to settle in full the Company’s payable to that related party, which was $125,225 as of December 31, 2012 and January 8, 2013, the date of settlement of the payable.

Other Items

The Company began leasing office space and services located at 9201 Pinecroft, The Woodlands, TX  77380 from a related party on January 1, 2013, pursuant to a month-to-month arrangement at a charge of $500 per month.

As discussed in Note 4 above, during 2012, certain of the Company’s general and administrative expenses were paid for by a related party with indirect ownership of the Company, on behalf of the Company. During the period January 1, 2013 through the date of this filing, this related party paid approximately $31,000 on our behalf, consisting of prepaid insurance and general and administrative expenses.