Form 10-Q
period 2013-03-31
Med One Oak, Inc.
filed 2013-05-15
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _____

Med One Oak, Inc.
(Exact name of registrant as specified in its charter)

000-49999
(Commission File Number)

Delaware	90-0955160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9201 Pinecroft Drive, The Woodlands, TX 77380
(Address of principal executive offices)
Registrant’s telephone number, including area code: (281) 348-4020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of May 13, 2013, the registrant had 2,209,911 shares of Common Stock at $0.001 par value, outstanding.

MED ONE OAK, INC.

FORM 10-Q
Quarterly Period Ended March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MED ONE OAK, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Cash	$7,049	$-
Prepaid expense	37,500	-
Total current assets	44,549	-

Total assets	$44,549	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	$90,043	$-
Accrued liabilities	13,318	10
Payable to related party	-	125,225
Note payable to related party	42,830	-
Note payable	31,259	-
Total current liabilities	177,450	125,235

Total liabilities	177,450	125,235

Common stock subject to rescission rights, $0.001 par value; 216 shares issued and outstanding	40,500	40,500

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 2,209,911 and 1,159,461 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (includes shares subject to rescission rights from above)	2,210	1,159
Additional paid in capital	1,900,507	1,772,333
Accumulated deficit	(2,076,118)	(1,939,227)
Total shareholders' deficit	(173,401)	(165,735)

Total liabilities and shareholders' deficit	$44,549	$-

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2013	2012

Services revenues	$176,968	$-
Cost of services	171,813	-
Gross Profit	5,155	-

Operating expenses
General and administrative expenses	141,394	5,017

Loss from operations	(136,239)	(5,017)

Other income (expenses)
Interest expense	(512)	-
Interest expense – related party	(140)	-
Total other expenses	(652)	-

Loss before income tax expense	(136,891)	(5,017)
Income tax expense	-	-

Net loss	$(136,891)	$(5,017)

Basic and diluted net loss per share	$(0.06)	$(0.00)
Basic and diluted weighted average shares outstanding, including shares subject to rescission	2,178,760	1,159,298

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(136,891)	$(5,017)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	4,000	-
Changes in operating assets and liabilities:
Prepaid expense	2,500	-
Note payable to related party	22,830	-
Accounts payable and accrued liabilities	103,351	5,017
Net cash used in operations	(4,210)	-

FINANCING ACTIVITIES:
Proceeds from Note Payable to related party	20,000	-
Repayment of note payable	(8,741)	-
Net cash provided by financing activities	11,259	-

Increase in cash and cash equivalents	7,049
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$7,049	$-

Supplemental disclosures of cash flow information:
Interest paid	$362	$-
Income taxes paid	$-	$-

Non-cash items:
Common stock issued to satisfy payable to related party	$125,225	$-
Insurance paid with premium financing obligation	$40,000	$-

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Med One Oak, Inc. (the “Company”, “Med One”, or “we”) was originally incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996, as a “blind pool” or “blank check” company. The Company was reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc.  Since March 31, 2011, and currently, the Company is a shell company with limited operations. On October 23, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation and changed its name from BidGive International, Inc. to Med One Oak, Inc.

On October 8, 2012, the Company authorized a 10 for 1 reverse stock split on its outstanding shares of Common Stock, which became effective on December 6, 2012. This reverse stock split has been presented retroactively to the earliest period presented in the consolidated financial statements and notes to consolidated financial statements.

On December 31, 2012, two Texas limited partnerships, Brain 81, LP, and Oak Brain, LP, collectively, the “Buyers”, each entered into a Stock Purchase Agreement (collectively, the “SPAs”) with the holder of 1,130,843 shares of the Company’s Common Stock, all restricted as to resale, for an aggregate purchase price of $565,422.

On December 31, 2012, the Company appointed four new members to its Board of Directors and Dr. Asit Choksi resigned from his position as a member of the Board of Directors as well as the Company’s Chief Executive Officer, President, Secretary and Treasurer. On January 1, 2013, the Board of Directors appointed new officers of the Company in the positions of Chief Executive Officer and President, Chief Financial Officer, and Vice-President, and also appointed one new member to the Board of Directors. Also, on February 6, 2013, the Board of Directors appointed one new member to the Board of Directors.

The Company is currently working towards effecting one or more transactions to acquire or purchase assets and/or operations in the health care industry. Until the time when such transactions have occurred, the officers of the Company are spending a portion of their time providing executive consulting services to a related party.

Liquidity

The Company’s financial statements are prepared using U.S. generally accepted accounting principles (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues from operations and has historically incurred net losses, which have resulted in an accumulated deficit of $2,076,118 at March 31, 2013. The Company has negative working capital of $132,901, at March 31, 2013, which partially consisted of a $42,830 outstanding balance on a note payable to a related party,  pursuant to a Promissory Note the Company executed on January 1, 2013 under which the Company has the right to draw up to $1,500,000 for working capital purposes from this related party.

Management believes that the approximate $1,457,000 remaining availability under this Promissory Note is sufficient to sustain its current level of operations for the next 12 months. However, growth of operations or acquisition of businesses or assets is dependent upon the Company’s ability to raise additional capital through the issuance of additional debt and/or equity securities, of which our ability to do so on favorable terms is uncertain.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair presentation of the financial position and results of operations of Med One for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable, accrued liabilities, payable to related party, and notes payable each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Comprehensive Income (Loss)

Because the Company has no components of other comprehensive income, comprehensive income (loss) is the same as net income (loss) for the three months ended March 31, 2013 and 2012.

Recent Accounting Pronouncements

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SHAREHOLDERS’ EQUITY

Common Stock

On October 8, 2012, the Company authorized a 10 for 1 reverse stock split on its outstanding shares of Common Stock, which became effective on December 6, 2012. This reverse stock split has been presented retroactively to all periods presented in the consolidated financial statements and notes to consolidated financial statements.

On November 21, 2012, the Company entered into Restricted Stock Agreements (“RSAs”) with Ivan Wood, Jr. (“Wood”) and Pamela J. Roth (“Roth”), collectively the “Executives”, whereby Wood and Roth were granted 1,100,000 and 500,000 shares of Common Stock, respectively, collectively referred to as the “Executive Shares”. Subject to certain exceptions set forth in the RSAs, the Executive Shares vest to each of the Executives on the following schedule: 50% of the shares granted vest on January 1, 2013 and 25% of the shares granted vest on each of January 1, 2014 and January 1, 2015, so long as they remain employed by the Company on such dates. The Executive Shares were fair valued at $64,000, which was the fair market value of the shares at the time of grant.

On January 1, 2013, the Company issued 800,000 Executive Shares pursuant to the RSA vesting schedule. During the three months ended March 31, 2013, the Company recognized compensation expense of $4,000, and at March 31, 2013, compensation expense of $28,000 remains unrecognized and will be recognized ratably over the next 1.75 years.

On January 8, 1013, the Company issued 250,450 shares of its Common Stock to a related party to settle in full the Company’s payable to that related party, which was $125,225 as of December 31, 2012 and January 8, 2013, the date of settlement of the payable.

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

NOTE 4 – NOTE PAYABLE

On January 11, 2013, the Company entered into a Premium Finance Agreement (“Note”) with a financing company for $40,000, to finance insurance premiums. The Note is payable by the Company in nine monthly installments of $4,552, including interest at 5.75%, commencing on February 1, 2013, secured by return premiums and dividend payments associated with the insurance policy. At March 31, 2013, the outstanding principal was $31,259.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 8, 2013, we issued Common Stock to a related party to settle in full the Company’s payable to that related party, as of that date, which is further discussed in NOTE 3 above.

Note Payable to Related Party

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

At March 31, 2012, $42,830 was outstanding on the Note. Following is a summary of transactions with the Related Party that resulted in advances on or repayments of the Note during the three months ended March 31, 2013.

Cash advances	$20,000
Non cash advances (1)	199,658
Non cash repayments (2)	(176,968)
Accrued interest	140
Outstanding, March 31, 2013	$42,830

(1)
During the three months ended March 31, 2013, the Related Party provided noncash advances comprised of direct payment of $1,500 for the Company’s office rent and $198,158 for other operating expenses of the Company. The Company rents corporate office space on a month to month basis from the Related Party for $500 per month.

(2)
Commencing January 1, 2013 and throughout the three months ended March 31, 2013, our Executives provided executive consulting services to the Related Party for actual time incurred providing such services. During the three months ended March 31, 2013, the Company recognized gross profit from providing these services of $5,155. The Company expects to continue these executive consulting services up until a time when the Company acquires significant assets or operations, which is expected to occur in the near term.

NOTE 6 – INCOME TAXES

No provision for federal income taxes has been recognized for the three months ended March 31, 2013 and 2012 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.
Deferred tax assets and liabilities at March 31, 2013 and December 31, 2012 totaled a net deferred tax asset before valuation allowance of $532,212 and $485,669, respectively, and consisted primarily of a deferred tax asset resulting from a net operating loss carryforward.

The Company has provided a full valuation allowance for the net deferred tax assets as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. The valuation allowance increased approximately $46,543 for the three months ended March 31, 2013. The Company’s effective tax rate differs from the statutory rate of 35% primarily due to the change in valuation allowance and stock-based compensation.

At March 31, 2013, the Company had net operating loss carryforwards of approximately $1.6 million for federal income tax purposes, which may be offset against future income through 2031, but due to current tax laws the amount of loss available to be offset against future taxable income will be limited due to significant changes in the Company’s ownership.

The Company’s federal income tax returns for the years ended 2009 through 2012 are open to examination. At March 31, 2013 and December 31, 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Financial Statements and related Notes.

Disclaimer Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10-Q. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

Overview

We have had limited operations since March 31, 2011. Such operations consist of working towards effecting one or more transactions to acquire or purchase assets and operations in the healthcare industry. There can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, we do not expect to have significant operations. However, any such acquisition or purchase may involve:

•	a material change in the Company’s present capitalization;
•	a material change in the composition of the Company’s board of directors;
•	the issuance of a significant amount of the Company’s securities; and
•	the acquisition of significant assets and commencement of business operations

We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated, and until the time when such transaction has occurred, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are spending a portion of their time providing executive consulting services to a related party.

Our operations following consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted. We may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2013. The following discussion should be read in conjunction with the Condensed Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Services Revenues
Services revenues were $176,968 and $0 for the three months ended March 31, 2013 and 2012, respectively, consisting of revenue from executive consulting services. Since March 31, 2011, we have been a shell company with limited operations. We earned no revenue during the period from March 31, 2011 through December 31, 2012. Commencing January 1, 2013 and up until the time when we acquire significant assets or operations, our CEO and CFO are spending a portion of their time providing executive consulting services to a related party.

Cost of Services
Cost of services was $171,813 and $0 for the three months ended March 31, 2013 and 2012, respectively. Cost of services during the current quarter consisted of direct costs of providing executive consulting services.

Operating Expenses
Operating expenses, consisting of general and administrative expenses, increased $136,377 to $141,394 for the three months ended March 31, 2013, compared to $5,017 for the three months ended March 31, 2012. The increase is attributable to overall increase in operations related to working towards effecting one or more transactions to acquire or purchase assets and operations in the healthcare industry and primarily resulted from increases in: professional services, consisting of legal and audit services, of $63,424; salaries and benefits of $39,483; stock compensation of $4,000; direct acquisition costs, primarily consisting of direct legal costs, of $26,341; director and officer insurance of $2,500; and other general and administrative expenses of $629.

Other Expenses
Other expenses totaled $652 for the three months ended March 31, 2013, and consisted of interest expense related to our premium financing agreement of $512 and interest expense of $140 related to our Promissory Note with a related party. We did not recognize any other income (expenses) for the three months ended March 31, 2012.

Net Loss
Our net losses for the three months ended March 31, 2013 and 2012 were $136,891 and $5,017, respectively. The increase in net loss was directly attributable to higher operating expenses and interest expense, partially offset by gross profit from executive consulting services provided to a related party.

Liquidity and Capital Resources

At March 31, 2013 and December 31, 2012 our cash on hand was $7,049 and $0, respectively, and we had negative working capital of $132,901 and $125,235, respectively. Our working capital deficit at March 31, 2013 and December 31, 2012 included a payable and note payable to a related party of $42,830 and $125,225, respectively.  On January 8, 2013, we issued 250,450 shares of Common Stock to this related party for full settlement of the outstanding payable at that time. At March 31, 2013 we had no material commitments for capital expenditures.

During the three months ended March 31, 2013, cash used in operations totaled $4,210, compared to cash from operations of $0 for the comparable prior year quarter. Cash from investing activities was $0 for the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013, cash provided by financing activities was $11,259, consisting of advances from related parties net of repayments of a note payable to a financial institution.

Our operations currently consist of working towards effecting one or more transactions to acquire or purchase assets and/or operations in the healthcare industry. We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated. In an effort to minimize losses and working capital needs, commencing January 1, 2013 and up until the time when we acquire significant assets or operations, our CEO and CFO are spending a portion of their time providing executive consulting services to a related party. Also on January 1, 2013, we entered into a Promissory Note with a related party whereby we have the ability to draw up to $1,500,000 to pay ongoing operating expenses. The Promissory Note can be settled in either cash or shares of Common Stock at maturity, for the outstanding principle amount and accrued interest. We believe that the approximate $1,457,000 remaining availability under this Promissory Note is sufficient to sustain our current level of operations for the next 12 months. However, growth of operations or acquisition of business or assets will be dependent upon our ability to issue additional debt and/or equity securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2013 was conducted under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our principal executive and principal financial officers also concluded that our disclosure controls and procedures were effective as of March 31, 2013, to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

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
3.3
Certificate of Ownership and Merger of Parent into Subsidiary filed with the Delaware Secretary of State on April 12, 2004 (filed as Exhibit 3.3 to the Company’s Form 10-K filed February 8, 2013, and incorporated herein by reference).

3.4
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on December 18, 2009 (filed as Exhibit 3.4 to the Company’s Form 10-K filed February 8, 2013, and incorporated herein by reference).

3.5
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 23, 2012 (filed as Exhibit 3.5 to the Company’s Form 10-K filed February 8, 2013, and incorporated herein by reference).

3.6
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 31, 2013 (filed as Exhibit 3.5 to the Company’s Form 10-K filed February 8, 2013, and incorporated herein by reference).

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

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
________
*Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED ONE OAK, INC.

Dated: May 15, 2013	By: /s/ Ivan Wood, Jr.

Chief Executive Officer and President (Principal Executive Officer)

Dated: May 15, 2013	By: /s/ Pamela J. Roth
Chief Financial Officer (Principal Financial Officer)