Form 10-Q
period 2013-06-30
Med One Oak, Inc.
filed 2013-08-13
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Yes ☒ No ☐

As of August 12, 2013, the registrant had 2,209,911 shares of Common Stock at $0.001 par value, outstanding.

MED ONE OAK, INC.

FORM 10-Q
Quarterly Period Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MED ONE OAK, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Cash	$4,653	$-
Prepaid expense	25,000	-
Total current assets	29,653	-

Total assets	$29,653	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	$67,929	$-
Accrued liabilities	31,187	10
Payable to related party	-	125,225
Note payable to related party	69,564	-
Note payable	17,990	-
Total current liabilities	186,670	125,235

Total liabilities	186,670	125,235

Common stock subject to rescission rights, $0.001 par value; 216 shares issued and outstanding	40,500	40,500

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 2,209,911 and 1,159,461 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (includes shares subject to rescission rights from above)	2,210	1,159
Additional paid in capital	1,904,507	1,772,333
Accumulated deficit	(2,104,234)	(1,939,227)
Total shareholders' deficit	(197,517)	(165,735)

Total liabilities and shareholders' deficit	$29,653	$-

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Services revenues	$184,262	$-	$361,230	$-
Cost of services	178,896	-	350,709	-
Gross Profit	5,366	-	10,521	-

Operating expenses
General and administrative expenses	32,173	1,447	173,567	6,464

Loss from operations	(26,807)	(1,447)	(163,046)	(6,464)

Other income (expenses)
Interest expense	(695)	-	(835)	-
Interest expense – related party	(614)	-	(1,126)	-
Total other expenses	(1,309)	-	(1,961)	-

Loss before income tax expense	(28,116)	(1,447)	(165,007)	(6,464)
Income tax expense	-	-	-	-

Net loss	$(28,116)	$(1,447)	$(165,007)	$(6,464)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.08)	$(0.01)
Basic and diluted weighted average shares outstanding, including shares subject to rescission	2,209,911	1,159,298	2,194,421	1,159,298

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(165,007)	$(6,464)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	8,000	-
Non-cash charges to operations, net	19,764	-
Changes in operating assets and liabilities:
Prepaid expense	15,000	-
Accounts payable and accrued liabilities	99,106	(4,750)
Net cash used in operations	(23,137)	(11,214)

FINANCING ACTIVITIES:
Proceeds from Note Payable to related party	49,800	-
Repayment of note payable	(22,010)	-
Proceeds from related party contributions	-	11,214
Net cash provided by financing activities	27,790	11,214

Increase in cash and cash equivalents	4,653	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$4,653	$-

Supplemental disclosures of cash flow information:
Interest paid	$748	$-
Income taxes paid	$-	$-

Non-cash items:
Common stock issued to satisfy payable to related party	$125,225	$-
Insurance paid with premium financing obligation	$40,000	$-

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

On December 31, 2012, the Company appointed four new members to its Board of Directors and Dr. Asit Choksi resigned from his position as a member of the Board of Directors as well as the Company’s Chief Executive Officer, President, Secretary and Treasurer. On January 1, 2013, the Board of Directors appointed new officers of the Company in the positions of Chief Executive Officer and President, Chief Financial Officer, and Vice-President, and also appointed one new member to the Board of Directors. On February 6, 2013, the Board of Directors appointed one additional new member to the Board of Directors.

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

The Company has not yet established an ongoing source of revenues from operations and has historically incurred net losses, which have resulted in an accumulated deficit of $2,104,234 at June 30, 2013. The Company has negative working capital of $157,017, at June 30, 2013, which partially consisted of a $69,564 outstanding balance on a note payable to a related party,  pursuant to a Promissory Note the Company executed on January 1, 2013 under which the Company has the right to draw up to $1,500,000 for working capital purposes from this related party.

Management believes that the approximate $1,430,000 remaining availability under this Promissory Note is sufficient to sustain its current level of operations for the next 12 months. However, growth of operations or acquisition of businesses or assets is dependent upon the Company’s ability to raise additional capital through the issuance of additional debt and/or equity securities, of which our ability to do so on favorable terms is uncertain.

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

Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable, payable to related party, and notes payable each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Comprehensive Income (Loss)

Because the Company has no components of other comprehensive income, comprehensive income (loss) is the same as net income (loss) for the three and six months ended June 30, 2013 and 2012.

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

On January 1, 2013, the Company issued 800,000 Executive Shares pursuant to the RSA vesting schedule. During the three and six months ended June 30, 2013, the Company recognized compensation expense of $4,000 and $8,000, respectively, and at June 30, 2013, compensation expense of $24,000 remains unrecognized and will be recognized ratably over the next 1.5 years.

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

NOTE 4 – NOTE PAYABLE

On January 11, 2013, the Company entered into a Premium Finance Agreement with a financing company for $40,000, to finance insurance premiums, payable by the Company in nine monthly installments of $4,552, including interest at 5.75%, commencing on February 1, 2013, secured by return premiums and dividend payments associated with the insurance policy. At June 30, 2013, the outstanding principal was $17,990.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 8, 2013, we issued Common Stock to a related party to settle in full the Company’s payable to that related party, as of that date, which is further discussed in NOTE 3 above.

Note Payable to Related Party

On January 1, 2013, the Company entered into a Promissory Note (“ Note”) as borrower in favor of a related party with indirect ownership of the Company (“Related Party”) whereby the Company has the right to draw up to $1,500,000 from the Related Party, with such draws to be used for working capital purposes. The Note accrues 4.25% interest per annum and matures and is payable in full on September 30, 2013. The principal and all accrued and unpaid interest is payable either in the form of cash or shares of common stock, as mutually agreed upon. If repayment shall be in shares of common stock, the number of shares payable will be determined based upon the then fair market value of the common stock. At any time while not in default, the Company may prepay the outstanding principal and interest without penalty. The Note is secured with the assets of the Company with first lien rights to the Related Party.

At June 30, 2013, $69,564 was outstanding on the Note. Following is a summary of transactions with the Related Party that resulted in advances on or repayments of the Note during the six months ended June 30, 2013.

Cash advances	$49,800
Non cash advances (1)	379,868
Non cash repayments (2)	(361,230)
Accrued interest	1,126
Outstanding, June 30, 2013	$69,564

(1)
During the three and six months ended June 30, 2013, the Related Party provided noncash advances comprised of direct payment of $1,500 and $3,000, respectively, for the Company’s office rent and $178,710 and $376,868, respectively, for other operating expenses of the Company. The Company rents corporate office space on a month to month basis from the Related Party for $500 per month.

(2)
Commencing January 1, 2013 and throughout the six months ended June 30, 2013, our Executives provided executive consulting services to the Related Party for actual time incurred providing such services. During the three and six months ended June 30, 2013, the Company recognized gross profit from providing these services of $5,366 and $10,521, respectively. The Company expects to continue these executive consulting services up until a time when the Company acquires significant assets or operations.

NOTE 6 – INCOME TAXES

No provision for federal income taxes has been recognized for the three and six months ended June 30, 2013 and 2012 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at June 30, 2013 and December 31, 2012 totaled a net deferred tax asset before valuation allowance of $541,771 and $485,669, respectively, and consisted primarily of a deferred tax asset resulting from a net operating loss carryforward. The Company has provided a full valuation allowance for the net deferred tax assets as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. The valuation allowance increased $56,102 for the six months ended June 30, 2013. The Company’s effective tax rate differs from the statutory rate of 34% primarily due to the change in valuation allowance and stock-based compensation.

At June 30, 2013, the Company had net operating loss carryforwards of approximately $1.6 million for federal income tax purposes, which may be offset against future income through 2031, but due to current tax laws the amount of loss available to be offset against future taxable income will be limited due to significant changes in the Company’s ownership.

The Company’s federal income tax returns for the years ended 2009 through 2012 are open to examination. At June 30, 2013 and December 31, 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

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

Overview

We have had limited operations since March 31, 2011. Such operations consist of working towards effecting one or more transactions to acquire or purchase assets and operations in the healthcare industry. There can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, we do not expect to have significant operations. However, any such acquisition or purchase may involve:

•	a material change in the Company’s present capitalization;
•	a material change in the composition of the Company’s board of directors;
•	the issuance of a significant amount of the Company’s securities; and
•	the acquisition of significant assets and commencement of business operations.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended June 30, 2013. The following discussion should be read in conjunction with the Condensed Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Services Revenues
Services revenues were $184,262 and $0 for the three months ended June 30, 2013 and 2012, respectively, consisting of revenue from executive consulting services. Since March 31, 2011, we have been a shell company with limited operations. We earned no revenue during the period from March 31, 2011 through December 31, 2012. Commencing January 1, 2013 and up until the time when we acquire significant assets or operations, our CEO and CFO are spending a portion of their time providing executive consulting services to a related party.

Cost of Services
Cost of services was $178,896 and $0 for the three months ended June 30, 2013 and 2012, respectively. Cost of services during the current quarter consisted of direct costs of providing executive consulting services.

Operating Expenses
Operating expenses, consisting of general and administrative expenses, increased $30,726 to $32,173 for the three months ended June 30, 2013, compared to $1,447 for the three months ended June 30, 2012. The increase is attributable to overall increase in operations related to working towards effecting one or more transactions to acquire or purchase assets and operations in the healthcare industry and primarily resulted from increases in: salaries and benefits of $27,759, stock compensation of $4,000, accounting and audit fees of $4,000, director and officer insurance of $2,500, rent of $1,500 and other general and administrative expenses of $71, partially offset by a reduction in legal fees of $9,104 due to a negotiated discount during June 2013 related to legal fees incurred during the three months ended March 31, 2013.

Other Expenses
Other expenses totaled $1,309 for the three months ended June 30, 2013, and consisted of interest expense related to our premium financing agreement of $695 and interest expense of $614 related to our Promissory Note with a related party. We did not recognize any other income (expenses) for the three months ended June 30, 2012.

Net Loss
Our net losses for the three months ended June 30, 2013 and 2012 were $28,116 and $1,447, respectively. The increase in net loss was directly attributable to higher operating expenses and interest expense, partially offset by gross profit from executive consulting services provided to a related party.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Services Revenues
Services revenues were $361,230 and $0 for the six months ended June 30, 2013 and 2012, respectively, consisting of revenue from executive consulting services. Since March 31, 2011, we have been a shell company with limited operations. We earned no revenue during the period from March 31, 2011 through December 31, 2012. Commencing January 1, 2013 and up until the time when we acquire significant assets or operations, our CEO and CFO are spending a portion of their time providing executive consulting services to a related party.

Cost of Services
Cost of services was $350,709 and $0 for the six months ended June 30, 2013 and 2012, respectively. Cost of services during the current quarter consisted of direct costs of providing executive consulting services.

Operating Expenses
Operating expenses, consisting of general and administrative expenses, increased $167,103 to $173,567 for the six months ended June 30, 2013, compared to $6,464 for the six months ended June 30, 2012. The increase is attributable to overall increase in operations related to working towards effecting one or more transactions to acquire or purchase assets and operations in the healthcare industry and primarily resulted from increases in: professional services, consisting of legal and audit services, of $58,744; salaries and benefits of $67,242; stock compensation of $8,000; direct acquisition costs, primarily consisting of direct legal costs, of $25,917; director and officer insurance of $5,000; and other general and administrative expenses of $2,200, primarily consisting of rent.

Other Expenses
Other expenses totaled $1,961 for the six months ended June 30, 2013, and consisted of interest expense related to our premium financing agreement of $835 and interest expense of $1,126 related to our Promissory Note with a related party. We did not recognize any other income (expenses) for the six months ended June 30, 2012.

Net Loss
Our net losses for the six months ended June 30, 2013 and 2012 were $165,007 and $6,464, respectively. The increase in net loss was directly attributable to higher operating expenses and interest expense, partially offset by gross profit from executive consulting services provided to a related party.

Liquidity and Capital Resources

At June 30, 2013 and December 31, 2012 our cash on hand was $4,653 and $0, respectively, and we had negative working capital of $157,017 and $125,235, respectively. Our working capital deficit at June 30, 2013 and December 31, 2012 included a payable and note payable to a related party of $69,564 and $125,225, respectively.  On January 8, 2013, we issued 250,450 shares of Common Stock to this related party for full settlement of the outstanding payable at that time. At June 30, 2013, we had no material commitments for capital expenditures.

During the six months ended June 30, 2013, cash used in operations totaled $23,137, compared to cash used in operations of $11,214 for the comparable prior year period. Cash from investing activities was $0 for the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, cash provided by financing activities was $27,790, consisting of advances from a related party of $49,800 partially offset by repayments of $22,010 on a note payable to a financial institution, compared to cash from operations of $11,214 for the comparable prior year period, consisting of proceeds from related party contributions.

Our operations currently consist of working towards effecting one or more transactions to acquire or purchase assets and/or operations in the healthcare industry. We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated. In an effort to minimize losses and working capital needs, commencing January 1, 2013 and up until the time when we acquire significant assets or operations, our CEO and CFO are spending a portion of their time providing executive consulting services to a related party. Also on January 1, 2013, we entered into a Promissory Note with a related party whereby we have the ability to draw up to $1,500,000 to pay ongoing operating expenses. The Promissory Note can be settled in either cash or shares of Common Stock at maturity, for the outstanding principle amount and accrued interest. We believe that the approximate $1,430,000 remaining availability under this Promissory Note is sufficient to sustain our current level of operations for the next 12 months. However, growth of operations or acquisition of business or assets will be dependent upon our ability to issue additional debt and/or equity securities.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2013 was conducted under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our principal executive and principal financial officers also concluded that our disclosure controls and procedures were effective as of June 30, 2013, to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

MED ONE OAK, INC.

Dated: August 13, 2013	By: /s/ Ivan Wood, Jr.

Chief Executive Officer and President (Principal Executive Officer)

Dated: August 13, 2013	By: /s/ Pamela J. Roth
Chief Financial Officer (Principal Financial Officer)