Form 10-Q
period 2013-09-30
Med One Oak, Inc.
filed 2013-11-19
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Yes ☒ No ☐

As of November 18, 2013, the registrant had 2,209,911 shares of Common Stock at $0.001 par value, outstanding.

MED ONE OAK, INC.

FORM 10-Q
Quarterly Period Ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MED ONE OAK, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

Cash	$5,178	$-
Accounts receivable	74,069	-
Prepaid expense	17,500	-
Total current assets	96,747	-

Total assets	$96,747	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	$68,490	$-
Accrued liabilities	18,687	10
Payable to related party	-	125,225
Note payable	4,530	-
Total current liabilities	91,707	125,235

Note payable to related party	200,502	-

Total liabilities	292,209	125,235

Common stock subject to rescission rights, $0.001 par value; 216 common shares issued and outstanding	40,500	40,500

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 2,209,911 and 1,159,461 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (includes shares subject to rescission rights from above)	2,210	1,159
Additional paid in capital	1,908,507	1,772,333
Accumulated deficit	(2,146,679)	(1,939,227)
Total shareholders' deficit	(235,962)	(165,735)

Total liabilities and shareholders' deficit	$96,747	$-

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Services revenue	$74,069	$-	$74,069	$-
Services revenue – related party	105,585	-	466,815	-
Total revenue	179,654	-	540,884	-

Cost of services	71,912	-	71,912	-
Cost of services – related party	102,509	-	453,218	-
Gross Profit	5,233	-	15,754	-

Operating expenses
General and administrative expenses	47,064	9,565	220,631	16,029

Loss from operations	(41,831)	(9,565)	(204,877)	(16,029)

Other income (expenses)
Interest expense	(129)	-	(964)	-
Interest expense – related party	(485)	-	(1,611)	-
Total other expenses	(614)	-	(2,575)	-

Loss before income tax expense	(42,445)	(9,565)	(207,452)	(16,029)
Income tax expense	-	-	-	-

Net loss	$(42,445)	$(9,565)	$(207,452)	$(16,029)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.09)	$(0.01)
Basic and diluted weighted average common shares outstanding, including common shares subject to rescission rights	2,209,911	1,159,298	2,199,641	1,159,298

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(207,452)	$(16,029)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	12,000	-
Non-cash charges to operations, net	123,802	-
Changes in operating assets and liabilities:
Accounts receivable	(74,069)	-
Prepaid expense	22,500	-
Accounts payable and accrued liabilities	87,167	4,815
Net cash used in operations	(36,052)	(11,214)

FINANCING ACTIVITIES:
Proceeds from Note Payable to related party	76,700	-
Repayment of note payable	(35,470)	-
Proceeds from related party contributions	-	11,214
Net cash provided by financing activities	41,230	11,214

Increase in cash and cash equivalents	5,178	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$5,178	$-

Supplemental disclosures of cash flow information:
Interest paid	$943	$-
Income taxes paid	$-	$-

Non-cash items:
Common stock issued to satisfy payable to related party	$125,225	$-
Insurance paid with premium financing obligation	$40,000	$-

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

On December 31, 2012, two Texas limited partnerships, Brain 81, LP, and Oak Brain, LP, collectively, the “Buyers”, each entered into a Stock Purchase Agreement (collectively, the “SPAs”) with the holder of 1,130,843 shares of the Company’s Common Stock, all restricted as to resale, for an aggregate purchase price of $565,422. Also, on December 31, 2012, the Company appointed four new members to its Board of Directors and Dr. Asit Choksi resigned from his position as a member of the Board of Directors as well as the Company’s Chief Executive Officer, President, Secretary and Treasurer.

On January 1, 2013, the Board of Directors appointed new officers of the Company in the positions of Chief Executive Officer and President, Chief Financial Officer, and Vice-President, and also appointed one new member to the Board of Directors. On February 6, 2013, the Board of Directors appointed one additional new member to the Board of Directors.

The Company is currently working towards effecting one or more transactions to acquire or purchase assets and/or operations in the health care industry. While the Company is working toward effecting such transactions, the officers of the Company are providing management consulting services to entities in the healthcare industry that are primarily located in Houston, Texas and surrounding areas.

Liquidity

The Company’s financial statements are prepared using U.S. generally accepted accounting principles (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has not yet established an ongoing source of revenues from operations and has historically incurred net losses, which have resulted in an accumulated deficit of $2,146,679 at September 30, 2013. The Company incurred net losses of $207,452 and $16,029 during the nine months ended September 30, 2013 and 2012, respectively. The Company had working capital of $5,040, at September 30, 2013.

On January 1, 2013, the Company executed a Promissory Note with a related party, under which the Company has the right to draw up to $1,500,000 for working capital purposes. At September 30, 2013, the outstanding balance on the Promissory Note was $200,502 and is payable in full on January 31, 2015. Management believes that the approximate $1,300,000 remaining availability under this Promissory Note is sufficient to sustain its current level of operations for the next 12 months. However, growth of operations or acquisition of businesses or assets is dependent upon the Company’s ability to raise additional capital through the issuance of additional debt and/or equity securities, of which our ability to do so on favorable terms is uncertain.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable, as collateral is generally not required. We maintain cash accounts in major U.S. financial institutions. During the nine months ended September 30, 2013 and 2012, balances in these accounts did not exceed the federally insured limits.

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

Accounts Receivable

Accounts receivable at September 30, 2013 consisted of amounts due from certain health care entities located in the Houston Texas metropolitan area, for consulting services provided by the Company. Management has evaluated its accounts receivable for collectability and has deemed the balance at September 30, 2013 to be fully collectible.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, services are provided, and collection is reasonably assured.

Stock-Based Compensation

The Company accounts for all stock-based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period, which approximates the respective service periods.

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

Comprehensive Income (Loss)

Because the Company has no components of other comprehensive income, comprehensive income (loss) is the same as net income (loss) for the three and nine months ended September 30, 2013 and 2012.

Recent Accounting Pronouncements

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SHAREHOLDERS’ EQUITY

Common Stock

On October 8, 2012, the Company authorized a 10 for 1 reverse stock split on its outstanding shares of Common Stock, which became effective on December 6, 2012. This reverse stock split has been presented retroactively to all periods presented in the condensed financial statements and notes to condensed financial statements.

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

On January 1, 2013, the Company issued 800,000 Executive Shares pursuant to the RSA vesting schedule. During the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of $4,000 and $12,000, respectively, and at September 30, 2013, stock-based compensation expense of $20,000 remains unrecognized and will be recognized ratably over the next 1.25 years.

On January 8, 2013, the Company issued 250,450 shares of its Common Stock to a related party to settle in full the Company’s payable to that related party, which was $125,225 as of December 31, 2012 and January 8, 2013, the date of settlement of the payable.

Common Stock Subject to Rescission Rights

During 2004, the Company issued 216 (post-split) shares of Common Stock in a private placement for $40,500, after filing a registration statement on Form SB-2 with the Securities and Exchange Commission. These shares were issued in reliance upon claimed exemptions from registration, which, in retrospect, may not be available. As a result, the purchasers of these shares may have rescission rights for recovery of the purchase price paid for the shares with interest. Accordingly, $40,500 has been recorded as “common stock subject to rescission rights” on the accompanying Condensed Balance Sheets. Interest to be paid contingent upon the possibility of rescission is considered immaterial.

NOTE 4 – NOTE PAYABLE

On January 11, 2013, the Company entered into a Premium Finance Agreement with a financing company for $40,000, to finance insurance premiums, payable by the Company in nine monthly installments of $4,552, including interest at 5.75%, commencing on February 1, 2013, secured by return premiums and dividend payments associated with the insurance policy. At September 30, 2013, the outstanding principal was $4,530.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 8, 2013, we issued Common Stock to a related party to settle in full the Company’s payable to that related party, as of that date, which is further discussed in NOTE 3 above.

Note Payable to Related Party

On January 1, 2013, the Company entered into a Promissory Note (“Note”) as borrower in favor of a related party with indirect ownership of the Company (“Related Party”) whereby the Company has the right to draw up to $1,500,000 from the Related Party, with such draws to be used for working capital purposes. The Note accrues 4.25% interest per annum.

The principal and all accrued and unpaid interest is payable either in the form of cash or shares of common stock, as agreed upon mutually. If repayment shall be in shares of common stock, the number of shares payable will be determined based upon the then fair market value of the common stock. At any time while not in default, the Company may prepay the outstanding principal and interest without penalty. The Note is secured by the assets of the Company with first lien rights to the Related Party.

The original maturity date of the Note was September 30, 2013. On September 27, 2013, the Note was amended to extend the maturity date to January 31, 2015. Accordingly, the Note is classified as noncurrent on the accompanying Balance Sheet.

At September 30, 2013, $200,502 was outstanding on the Note. Following is a summary of transactions with the Related Party that resulted in advances on or repayments of the Note during the nine months ended September 30, 2013.

Cash advances	$76,700
Non cash advances (1)	589,006
Non cash repayments (2)	(466,815)
Accrued interest	1,611
Outstanding, September 30, 2013	$200,502

(1)
During the three and nine months ended September 30, 2013, the Related Party provided noncash advances comprised of direct payment of $1,500 and $4,500, respectively, for the Company’s office rent and $207,638 and $584,506, respectively, for other operating expenses. The Company rents corporate office space on a month to month basis from the Related Party for $500 per month.

(2)
Commencing January 1, 2013 and throughout the nine months ended September 30, 2013, our Executives provided management consulting services to the Related Party for actual time incurred providing such services. During the three and nine months ended September 30, 2013, the Company recognized gross profit from providing these services of $3,076 and $13,597, respectively. The Company expects to continue these consulting services up until a time when the Company acquires significant assets or operations.

NOTE 6 – INCOME TAXES

No provision for federal income taxes has been recognized for the three and nine months ended September 30, 2013 and 2012 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at September 30, 2013 and December 31, 2012 totaled a net deferred tax asset before valuation allowance of approximately $556,000 and $486,000, respectively, and consisted primarily of a deferred tax asset resulting from a net operating loss carryforward. The Company has provided a full valuation allowance for the net deferred tax assets as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. The valuation allowance increased approximately $70,000 during the nine months ended September 30, 2013. The Company’s effective tax rate differs from the statutory rate of 34% primarily due to the change in valuation allowance and stock-based compensation.

At September 30, 2013, the Company had net operating loss carryforwards of approximately $1.7 million for federal income tax purposes, which may be offset against future income through 2031, but due to current tax laws the amount of loss available to be offset against future taxable income will be limited due to significant changes in the Company’s ownership.

The Company’s federal income tax returns for the years ended 2009 through 2012 are open to examination. At September 30, 2013 and December 31, 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

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

Overview

Our operations consist of providing management consulting services, primarily to healthcare entities located in Houston Texas and the surrounding area, and working towards effecting one or more transactions to acquire or purchase assets and/or operations in the health care industry. During the nine months ended September 30, 2013, we earned revenue of $540,884 from management consulting services.

We are currently evaluating several opportunities to acquire assets or operations of healthcare entities located in the Houston, Texas metropolitan area. However, there can be no assurance that we will be able to successfully implement our plan of acquisition. Until a transaction is effectuated, we will continue to offer management consulting services to offset a portion of our operating costs. We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

Any acquisition or asset purchase we effectuate may involve:

•	a material change in the Company’s present capitalization;
•	a material change in the composition of the Company’s Board of Directors;
•	the issuance of a significant amount of the Company’s securities;
•	the acquisition of significant assets; and/or
•	a significant change in operations.

Our operations following consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted. We may also be subject to increased governmental regulation following a transaction; however, it is not feasible at this time to predict the nature or magnitude of such increased regulation, if any.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and nine months ended September 30, 2013. The following discussion should be read in conjunction with the Condensed Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Services Revenues
Services revenues were $179,654 and $0 for the three months ended September 30, 2013 and 2012, respectively, consisting of revenue from management consulting services provided to three healthcare companies located in Houston, Texas, one of which is a related party. Revenues from services provided to the related party totaled $105,585 for the three months ended September 30, 2013.

Cost of Services
Cost of services was $174,421 and $0 for the three months ended September 30, 2013 and 2012, respectively. Cost of services during the current quarter consisted of direct costs of providing management consulting services. Cost of services provided to the related party totaled $102,509 for the three months ended September 30, 2013.

Operating Expenses
Operating expenses, consisting of general and administrative expenses, increased $37,499 to $47,064 for the three months ended September 30, 2013, compared to $9,565 for the three months ended September 30, 2012. The increase is attributable to an overall increase in operations related to working towards effecting one or more transactions to acquire or purchase assets and operations in the healthcare industry and primarily resulted from increases in: salaries and benefits of $30,780, stock-based compensation of $4,000, printing and reproduction of $5,573, director and officer insurance of $2,500, rent of $1,500, transfer agent fees of $750 and other general and administrative expenses of $341, partially offset by a reduction in legal fees of $7,445 and accounting and audit fees of $500.

Other Expenses
Other expenses totaled $614 for the three months ended September 30, 2013, and consisted of interest expense related to our Premium Financing Agreement of $129 and interest expense of $485 related to our Promissory Note with a related party. We did not recognize any other income (expenses) for the three months ended September 30, 2012.

Net Loss
Our net losses for the three months ended September 30, 2013 and 2012 were $42,445 and $9,565, respectively. The increase in net loss was directly attributable to higher operating expenses and interest expense, partially offset by gross profit from management consulting services.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Services Revenues
Services revenues were $540,884 and $0 for the nine months ended September 30, 2013 and 2012, respectively, consisting of revenue from management consulting services provided to three healthcare companies located in Houston, Texas, one of which is a related party. Revenues from services provided to the related party totaled $466,815 for the nine months ended September 30, 2013.

Cost of Services
Cost of services was $525,130 and $0 for the nine months ended September 30, 2013 and 2012, respectively. Cost of services during the current nine month period consisted of direct costs of providing management consulting services. Cost of services provided to the related party totaled $453,218 for the nine months ended September 30, 2013.

Operating Expenses
Operating expenses, consisting of general and administrative expenses, increased $204,602 to $220,631 for the nine months ended September 30, 2013, compared to $16,029 for the nine months ended September 30, 2012. The increase is attributable to an overall increase in operations related to working towards effecting one or more transactions to acquire or purchase assets and operations in the healthcare industry and primarily resulted from increases in: professional services, consisting of legal, accounting and audit services, of $50,799; salaries and benefits of $98,022; stock-based compensation of $12,000; direct acquisition costs, primarily consisting of direct legal costs, of $25,917; printing and reproduction of $9,114, director and officer insurance of $7,500; and other general and administrative expenses of $1,250, primarily consisting of rent.

Other Expenses
Other expenses totaled $2,575 for the nine months ended September 30, 2013, and consisted of interest expense related to our Premium Financing Agreement of $964 and interest expense of $1,611 related to our Promissory Note with a related party. We did not recognize any other income (expenses) for the nine months ended September 30, 2012.

Net Loss
Our net losses for the nine months ended September 30, 2013 and 2012 were $207,452 and $16,029, respectively. The increase in net loss was directly attributable to higher operating expenses and interest expense, partially offset by gross profit from management consulting services provided.

Liquidity and Capital Resources

At September 30, 2013 and December 31, 2012 our cash was $5,178 and $0, respectively, and we had working capital of $5,040 at September 30, 2013 compared to negative working capital of $125,235 at December 31, 2012. On January 8, 2013, we issued 250,450 shares of Common Stock to this related party for full settlement of an outstanding payable of $125,225.

On January 1, 2013, the Company executed a Promissory Note with a related party, under which the Company has the right to draw up to $1,500,000 for working capital purposes. At September 30, 2013, the outstanding balance on the Promissory Note was $200,502 and is payable in full on January 31, 2015.

During the nine months ended September 30, 2013, cash used in operations totaled $36,052, compared to cash used in operations of $11,214 for the comparable prior year period. Cash from investing activities was $0 for the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, cash provided by financing activities was $41,230, consisting of advances from a related party of $76,700 partially offset by repayments of $35,470 on a note payable to a financial institution, compared to cash from financing activities of $11,214 for the comparable prior year period, consisting of proceeds from related party contributions.

At September 30, 2013, we had no material commitments for capital expenditures and our operations currently consist of working towards effecting one or more transactions to acquire or purchase assets and/or operations from healthcare entities located in the Houston, Texas Metropolitan Area. While the Company is working toward effecting such transactions, the officers of the Company are providing management consulting services to entities in the healthcare industry that are also located in Houston, Texas and surrounding areas. During the nine months ended September 30, 2013, we earned revenue of $540,884 from these management consulting services.

Although we are currently evaluating several opportunities to acquire assets or business operations, there can be no assurance that we will be able to successfully implement our plan of acquisition. Until a transaction is effectuated, we will continue to offer management consulting services to offset a portion of our operating costs resulting in our incurring moderate operating losses during that period.

Until we are able to implement our acquisition plan and recognize positive cash flow from operations, we plan to fund our working capital needs using funds from a Promissory Note we issued to a related party on January 8, 2013, whereby we have the ability to draw up to $1,500,000 to pay ongoing operating expenses. The Promissory Note matures on January 31, 2015 and can be settled in either cash or shares of Common Stock at maturity, for the outstanding principle amount and accrued interest. We believe that the approximate $1,300,000 remaining availability under this Promissory Note is sufficient to sustain our current level of operations for the next 12 months. However, growth of operations or acquisition of business or assets will be dependent upon our ability to issue additional debt and/or equity securities.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2013 was conducted under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our principal executive and principal financial officers also concluded that our disclosure controls and procedures were effective as of September 30, 2013, to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MED ONE OAK, INC.

Dated: November 19, 2013	By: /s/ Ivan Wood, Jr.

Chief Executive Officer and President (Principal Executive Officer)

Dated: November 19, 2013	By: /s/ Pamela J. Roth
Chief Financial Officer (Principal Financial Officer)