Form 10-K
period 2013-12-31
Med One Oak, Inc.
filed 2014-03-28
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

Med One Oak, Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-49999	90-0955160
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
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
☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒ No

Based on the per share price at which the registrant’s common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant on such date was $14,309. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock are considered to be affiliates of the registrant.

As of March 26, 2014, the Company had 2,609,911 shares of common stock, par value $0.001, issued and outstanding.

MED ONE OAK, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations – Safe Harbor Statement" and elsewhere in this Annual Report.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are Med One Oak, Inc. (“Med One,” “we”, “our”, “us” or the “Company”), and we are a provider of operational and financial consulting services. We help clients improve performance, comply with complex regulations, strategically grow their business, expand their operations into new markets, market their service and product offerings, streamline operations, and reduce costs. Our professionals employ their expertise in healthcare administration, management, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. Since 2013, we have primarily provided business consulting services to financially sound organizations in the healthcare industry in and around Houston, Texas.

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

We commenced operations during 2003, with our principal operations consisting of e-commerce marketing and retailing. On March 31, 2011, we sold our operations and became a shell company with limited operations. On January 1, 2013, we hired an experienced Chief Executive Officer and Chief Financial Officer (collectively, “Executives”), who provided operational and financial consulting services to healthcare companies located in and around Houston, Texas, while also working towards identifying and effecting one or more transactions to acquire assets and/or operations in the healthcare industry.

We hired additional executives and other experienced professionals beginning on October 1, 2013. During March 2014, we signed a formal management services agreement with a hospital located in The Woodlands, Texas, under which we will provide certain management services based on fixed hourly rates. We also hired additional employees who will provide such services along with our current employees.

Our corporate offices are in The Woodlands, Texas, which is included in the metropolitan area of Houston, Texas.

OPERATIONS

We are a provider of operational and financial consulting services. We help clients improve performance, comply with complex regulations, strategically grow their business, expand their operations into new markets, market their service and product offerings, streamline operations, and reduce costs. To date, we have operated under a single business segment and 100% of our revenues have been derived from providing consulting services to organizations in the healthcare industry, located in and around Houston, Texas.

Our professionals develop and implement solutions to help clients address challenges relating to financial management, strategy, operational and organizational effectiveness, marketing, business development, and regulatory compliance. We also provide consulting services related to hospital or healthcare organization performance improvement, cost management, physician practice management and interim management. We anticipate offering additional management services beginning during 2014, such as human resources, billing, collections, and/or clinical staffing.

Clients

Our clients are all financially sound, privately owned organizations, and consist of hospitals, health systems, outpatient emergency rooms, ambulatory surgery centers, and physician practices, primarily in and around Houston, Texas. Our operations are currently small in nature and our revenues to date have been derived from services provided to a small number of clients, including a related party.

During 2013, we recognized total revenue of $795,161, consisting of $546,217 from a related party and $248,944 from two companies who were not related parties, all of which were located in Houston, Texas or the surrounding area. Revenue during 2013 from our related party represented 69% of our total revenue and revenue from our two other clients represented 23% and 8% of our total revenue. The loss of one or more such clients could have a material adverse effect if that business was not quickly replaced.

Acquisition Strategy

Our business model includes organic growth and growth through acquisition. While we are currently seeking opportunities to organically grow our operational and financial consulting operations, we are also working to identify and effectuate acquisition of assets and/or operations in the healthcare industry, which may include management services operations to further expand on our operational and financial consulting services, or healthcare providers such as hospitals and ancillary service providers. However, there can be no assurance that we will identify and successfully effectuate any such acquisition.

If we are able to identify and successfully effective an acquisition, any such acquisition may involve:

•	a material change in the Company’s present capitalization;
•	a material change in the composition of the Company’s board of directors;
•	the issuance of a significant amount of the Company’s securities; and
•	the acquisition of significant assets and commencement of a new operating segment.

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

Depending on the size and nature of any such acquisition, the Company’s operations following its consummation of a transaction might include new operating segments. And there may be various risks inherent in any such acquisition, the nature and magnitude of which cannot be predicted. The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

Employees and Consultants

Our success depends on our ability to attract, retain, and develop highly talented professionals by creating a work environment where both individuals and teams thrive and individuals are rewarded not only for their own contributions but also for the success of our organization as a whole.

We hired two experienced executives on January 1, 2013, and hired additional executives and other professionals beginning October 1, 2013. At December 31, 2013, we had three employees, all of which were full time and revenue generating. As of March 26, 2014, we had four employees, all of whom were full time. We plan to use contract employees, consultants, and outside attorneys as necessary. We also plan to engage project consultants and contractors who supplement our full-time employees on an as-needed basis. Use of these contract employees, consultants, attorneys, and project consultants will allow us to maintain a pool of talent with a variable cost structure that enables us to adapt quickly to market demands.

There are no collective bargaining agreements in effect with respect to any of our employees.

Business Development and Marketing

Our business development activities are aimed at developing relationships and building a strong reputation with key sources of business and referrals, especially hospital directors, health system administrators, law firms, and the offices of the chief executive officer, chief financial officer, and general counsel or organizations.

We believe that excellent service delivery to clients is critical to building and maintaining relationships and our reputation, and we emphasize the importance of client service to all of our employees. We actively seek to identify new business opportunities, and frequently receive referrals and repeat business from past and current clients.

We are initially focusing on marketing our services to small to mid-sized healthcare entities in Houston, Texas and the surrounding areas, including hospitals, surgery centers, home health agencies, free-standing emergency rooms, physician practices, and other ancillary healthcare services such as pharmacies, imaging, diagnostic, and treatment centers.

Financial expectations

We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated or until our management services business grows to a level that will sustain our ongoing operations. In order to fund operations during this time, we issued a note on January 1, 2013, to a related party (“Note”), under which we have the right to draw up to $1,500,000 for working capital purposes, with any such debt to be repaid in cash or shares of our Common Stock, at the mutual agreement of the parties. As of December 31 2013, the outstanding balance on the note was $456,752, which is payable in full on January 31, 2015, and approximately $1,043,000 remained available for future working capital needs.  We believe growth of operations and/or acquisition of business or assets will be dependent upon our ability to issue additional debt and/or equity in conjunction with a merger or acquisition transaction.

Government Regulation

We are not currently aware of any existing federal, state, governmental regulations which are specific to our business. We will continue to monitor and comply with all existing and future governmental regulations as they become effective and applicable to us. If we are able to identify and effectuate an acquisition of operations or assets, we may become subject to increased governmental regulation; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

Competition

We are in direct competition with other entities providing management services to the healthcare industry. We are also in direct competition with other entities seeking to acquire assets and/or operations in the healthcare industry. Included in the competition are healthcare services companies, business development companies, special purpose acquisition corporations, venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers, investment bankers, management consultant firms and private individual investors.

Available Information

We maintain our principal executive offices at 9201 Pinecroft, The Woodlands, TX  77380.  Our telephone number is (281) 348-4020. Our common stock trades on the OTCQB under the symbol “MOAK”.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES.

We lease office space and services located at 9201 Pinecroft, The Woodlands, Texas, 77380, from a related party, on a month to month basis. Our monthly rent was $500 per month from January 1, 2013, through September 30, 2013, and $750 per month beginning October 1, 2013.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 26, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.  No legal proceedings are known to be contemplated by any governmental authority. We are not aware of any legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4. MINE SAFTEY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is approved for trading on the OTCQB under the symbol “MOAK”. Although the Company’s Common Stock is approved for trading, there is no established public trading market for our Common Stock as it is quoted on a very limited and sporadic basis, with the most recent trade (382 shares traded) occurring on October 22, 2012.

Our Common Stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Shareholders

As of March 26, 2014, we had 2,609,911 shares of Common Stock outstanding held by 195 stockholders of record, which does not include shareholders whose shares are held in street or nominee name. On October 8, 2012, the Company authorized a 10 for 1 reverse stock split on its outstanding shares of common stock, which became effective on December 6, 2012. All share amounts have been retroactively restated to reflect this reverse stock split.

Dividends and Distributions

We have not declared or paid any cash dividends on our Common Stock during the year ended December 31, 2013, or in any prior period. There are no restrictions on the Common Stock that limit our ability to pay dividends if declared by the Board of Directors. The holders of Common Stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if, after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.  We do not anticipate paying cash dividends in the immediate future.

Equity Compensation Plans

We entered into restricted stock agreements with two individuals on November 21, 2012.  Shares were granted on November 21, 2012, as consideration for services to be rendered with a vesting and forfeiture schedule for retention purposes.  Of the total 1,600,000 shares of Common Stock collectively granted pursuant to the restricted stock agreements, 50% of such shares vested and were issued to the two individuals upon their employment with the Company as executives on January 1, 2013; 25% of such shares vested and were issued to the two individuals on January 1, 2014; and the remaining 25% of the total shares vest subject to continued executive employment on January 1, 2015.

Due to the resignation of one of the executives on February 2, 2014, 275,000 of the remaining unvested shares were forfeited, thus only 125,000 additional shares will vest on January 1, 2015, subject to continued employment of the remaining executive.

Equity Compensation Plan Information

Equity compensation plan information as of December 31, 2013, is set forth below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	800,000	$0.00	0
Total	800,000	$0.00	0

Recent Issuance Involving Unregistered Securities

Except for the matters previously disclosed in Current Reports on Form 8-K that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act of 1933.

Repurchase of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the financial condition and results of operations of Med One Oak, Inc. for the years ended December 31, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

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

Overview

On March 31, 2011, we sold our then-existing operations and became a shell company. On January 1, 2013, we hired Executives, who provided operational and financial consulting services to healthcare companies located in and around Houston, Texas, while also working towards identifying and effecting one or more transactions to acquire assets and/or operations in the healthcare industry.

We hired additional executives and other experienced professionals beginning on October 1, 2013. During March 2014, we signed a formal management services agreement with a hospital located in The Woodlands, Texas, under which we will provide certain management services based on fixed hourly rates. We also hired additional employees who will provide such services along with our current employees.

Our business model includes organic growth and growth through acquisition. While we are currently seeking opportunities to organically grow our operational and financial consulting operations, we are also working to identify and effectuate acquisition of assets and/or operations in the healthcare industry, which may include management services operations to further expand on our operational and financial consulting services, or healthcare providers such as hospitals and ancillary service providers. However, there can be no assurance that we will identify and successfully effectuate any such acquisition.

If we are able to identify and successfully effective an acquisition, any such acquisition may involve:

•	a material change in the Company’s present capitalization;
•	a material change in the composition of the Company’s board of directors;
•	the issuance of a significant amount of the Company’s securities; and
•	the acquisition of significant assets and commencement of a new operating segment.

There may also be various risks inherent in any acquisition we might be able to effectuate, the nature and magnitude of which cannot be predicted. We may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated or until our management services business grows to a level that will sustain our ongoing operations. In order to fund operations during this time, we issued a note on January 1, 2013, to a related party (“Note”), under which we have the right to draw up to $1,500,000 for working capital purposes, with any such debt to be repaid in cash or shares of our Common Stock, at the mutual agreement of the parties. As of December 31 2013, the outstanding balance on the note was $456,752, which is payable in full on January 31, 2015, and approximately $1,043,000 remained available for future working capital needs.  We believe growth of operations and/or acquisition of business or assets will be dependent upon our ability to issue additional debt and/or equity in conjunction with a merger or acquisition transaction.

 Results of Operations - Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Revenues

Total revenues for the year ended December 31, 2013, were $795,161, including revenues of $546,217 from a related party. Revenues for the year ended December 31, 2012, were $0.

Direct cost of revenues

Total direct cost of revenues for the year ended December 31, 2013, was $772,000, including direct cost of $530,306 for services provided to a related party. Direct cost of revenues was $0 for the year ended December 31, 2012.

Operating expenses

General and administrative expenses increased $75,858 (46.3%) to $239,557 for the year ended December 31, 2013, compared to $163,699 for the year ended December 31, 2012. The overall increase is primarily due increases in: salaries and benefits of $58,574, acquisition costs of $25,917, director and officer insurance of $10,000, and rent of $6,750; partially offset by decreases in stock based compensation of $16,000, professional fees of $8,649, and other general and administrative expenses of $734. This overall net increase in general and administrative expenses was due to our increased efforts to become an operating entity.

Other Income (Expense)

Other expenses was $5,627 for the year ended December 31, 2013, and included: $964 of interest paid in connection with a short term note payable for insurance premiums and $4,663 accrued interest pursuant to the promissory note issued to a related party. We did not recognize any other income (expense) for the year ended December 31, 2012.

Net Loss

Our net losses for the years ended December 31, 2013, and December 31, 2012, were $222,023 and $163,699, respectively. The increase in net loss was directly attributable to higher operating expenses, net, partially offset by increased revenues, discussed above.

Liquidity and Capital Resources

Our primary cash requirement is paying our operating expenses and servicing our debt. Our primary cash source is from consulting services and advances on the Note to a related party, and our primary use of cash is to fund operations. At December 31, 2013, cash on hand was $84, and we had working capital of $250,719, compared to cash on hand of $0 and negative working capital of $125,235 at December 31, 2012. At December 31, 2013, our accounts receivable totaled $271,473, which was collected in full during February 2014.

During the year ended December 31, 2013, we used net cash in operations of $38,306 versus net cash used in operations of $11,214 in the prior year. During the year ended December 31, 2013, net cash provided by financing activities totaled $38,390 and consisted of proceeds from a Note issued to a related party, compared to cash provided by financing activities of $11,214 in the prior year, consisting of a contribution from a related party. During the years ended December 31, 2013 and 2012, we had no investing activities.

Future Needs

Our operations currently consist of providing management consulting services while working towards effecting one or more transactions to acquire or purchase assets and/or operations in the healthcare industry. At December 31, 2013, we had no material commitments for capital expenditures. We expect to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated and our operations grow to a level that fully supports our operating expenses. We funded cash shortfalls during 2013 with advances on a Note we issued to a related party on January 1, 2013, whereby we have the ability to draw up to $1,500,000 for working capital purposes. At December 31, 2013, the outstanding balance on the Note was $456,752 and is payable in full on January 31, 2015. The Note can be settled in either cash or shares of Common Stock at maturity, for the outstanding principle amount and accrued interest, at the mutual agreement of the parties. We believe that the approximate $1,043,000 available under this Note is sufficient to sustain our current level of operations for the next 12 months. However, growth of operations or acquisition of business or assets will likely be dependent upon our ability to raise additional capital through the issuance of additional debt and/or equity securities, of which our ability to do so on favorable terms is uncertain. At this time, we have no plans, understandings, agreements, or commitments with any individual or entity in regard to any business opportunities.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, operating income (loss) and net income (loss) during the period. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Management has discussed the development, selection and disclosure of these estimates with our Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and/or if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact the consolidated financial statements. Management believes the following critical accounting policy reflects our more significant estimate and assumption used in the preparation of the financial statements.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under four types of billing arrangements: time-and-expense, fixed-fee and performance-based.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at contractually agreed-upon rates. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed-upon rates as work is performed.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed-fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term or, in certain cases, revenue is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.

In performance-based or contingent billing arrangements, fees are tied to the attainment of contractually defined objectives. Often this type of arrangement supplements a time-and-expense or fixed-fee engagement, where payment of a performance-based fee is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met and collection of the fee is reasonably assured.

Provisions are recorded for the estimated realization adjustments on all engagements. Reimbursable expenses, including those relating to travel, out-of pocket expenses, and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in direct costs of revenues in the period in which the expense is incurred.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the Balance Sheet. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work.

Allowance for Doubtful Accounts and Unbilled Services

We maintain allowances for doubtful accounts and for services performed but not yet billed based on several factors, including the estimated cash realization from amounts due from clients, an assessment of a client’s ability to make required payments, and the historical percentages of fee adjustments and write-offs. The allowances are assessed by management on a regular basis.

We record the provision for doubtful accounts and unbilled services as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, we record the provision in selling, general and administrative expenses.

Stock-Based Compensation

We account for all stock-based compensation arrangements using a fair value method and record such expense on a straight-line basis over the vesting period, which approximates the respective service periods to which they are earned.

Valuation of Net Deferred Tax Assets

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

See “Index to Consolidated Financial Statements of Med One Oak, Inc.” included on page F-1 for information required under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2013 was carried out under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, the design and operation of our controls and procedures were effective in timely alerting management to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the fourth quarter of the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our directors and officers, as of March 26, 2014, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers are elected annually by the Board of Directors (“Board”).

Name	Age	Position	Since
David P. Ellent, M.D.	38	Chairman of the Board and Executive Vice-President	2012
Chase Chandler	33	Chief Executive Officer	2014
Pamela J. Roth	49	Chief Financial Officer	2013
Cynthia M. West	35	Chief Operating Officer	2014
Brandon Creighton	43	Director	2012
Joel Kerschenbaum, M.D.	64	Director	2012
John V. Peet, M.D.	69	Director	2012
Thomas (Tom) J. Pisula	49	Director	2013

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

Chase Chandler was appointed as the Company’s Chief Executive Officer and President on February 3, 2014.  Mr. Chandler is currently a partner at the law firm of Brunson Chandler & Jones, PLLC where he has was worked since May 2013, focusing on securities and corporate law.  Prior to this, Mr. Chandler worked as an associate attorney at the law firm of Vincent & Rees from May 2007 until May 2013, where he focused on securities and corporate law.  Mr. Chandler graduated from the University of Utah, cum laude, with a B.S. degree in Finance and from the University of Utah S.J. Quinney College of Law. Mr. Chandler is licensed to practice law in the State of Utah where he is a member of the Utah State Bar.

Pamela J. Roth joined the Company as its Chief Financial Officer on January 1, 2013. Prior to joining the Company and since 2010, Roth worked at Albeck, a private accounting and consulting organization, as a consulting partner. From 2005 until 2010, Roth was an audit partner with BDO USA, LLP. From 1987 until 2005, Roth held multiple positions with Ernst & Young, LLP, leaving as a senior manager, and also served as Associate Director of Financial Reporting for American General Corporation and as Assistant Controller for Transamerica Fund Management Company. Roth is a Texas licensed Certified Public Accountant and is an active member of the American Institute of CPAs and the Texas Society of Certified Public Accountants. She is a graduate of Texas A&M University and has served as a member of the Texas A&M University Accounting Advisory Council since 2006. A description of Roth’s employment agreement is set forth in Item 11 of this Annual Report.

Cynthia M. West joined the Company as its Corporate Secretary on January 1, 2013 and was named Executive Vice President, Chief Operating Officer, and Corporate Secretary on February 3, 2014. Prior to joining the Company and since 2009, West was Chief Operating Officer of Greater Houston Physician Medical Association (“GHPMA”). Prior to 2009, West was the ancillary director for Houston Physicians Medical Association. West earned a B.S. in Nuclear Medicine Technology from the University of Central Arkansas. West does not have a written employment agreement with the Company.

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

Advisory Board

Nine physicians have been appointed to serve on our Advisory Board. The purpose of our Advisory Board is to provide advice and consultation on clinical matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the year ended December 31, 2013, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Code of Ethics

The Company has not yet adopted a corporate code of ethics because it does not affect ongoing business operations. The Board is planning to establish a code of ethics to deter wrongdoing and promote honest and ethical conduct in its field of operations; ensure full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company plans to implement a code of ethics in the future.

Corporate Governance

The Company does not have standing audit, nominating or compensation committees of the Board or committees performing similar functions because it does not affect ongoing business operations. All such applicable functions have been performed by the Board as a whole. The Company anticipates establishing such committees in the future. Because we are still a developing company, our Board is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K.

Meetings of Our Board of Directors

During the year ended December 31, 2013, our Board held three (3) meetings and took action four (4) times by unanimous written consent.

Director Compensation

We did not compensate our directors for board services for the year 2013. However, in the future, we intend to implement a market-based director compensation program.

Limitations on Liability

Article 8 of our Bylaws provides that we shall, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, indemnity any director, officer, employee or agent of the corporation, against expenses (including attorneys’ fees), judgments, fines, amounts paid in settlement and/or other matters referred to in or covered by that Section, by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

Our obligation to provide indemnification under Article eight shall be offset to the extent the indemnified party is indemnified by any other source including, but not limited to, any applicable insurance coverage under a policy maintained by the corporation, the indemnified party or any other person.

Indemnification against Public Policy

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The effect of indemnification may be to limit our rights and our shareholders (through shareholders’ derivative suits on behalf of Med One) to recover monetary damages and expenses against a director for breach of fiduciary duty.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers for services rendered in all capacities to the Company for the years ended December 31, 2013 and 2012. We currently have no stock option, retirement, pension, profit-sharing programs or similar plans for the benefit of our directors, officer, or other employees.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Other	Total
Ivan Wood, Jr. (1)
Chief Executive Officer and Director	2013	$500,000	$-	$22,000	$-	$-	$522,000
Pamela J. Roth
Chief Financial Officer	2013	290,000	25,000	10,000	-	-	325,000
Dr. Asit Choksi (2)	2012	42,300	-	-	-	-	42,300
Chairman of the Board
Chief Executive Officer, President
Secretary, and Treasurer
David M. Rees (3)	2012	-	-	-	-	-	-
Former Chief Executive Officer

(1)	Ivan Wood, Jr. served the Company as Chief Executive Officer during the period from January 1, 2013, through February 2, 2014.
(2)
Dr. Asit Choksi served the Company as Chief Executive Officer during the period from April 10, 2012, through December 31, 2012. During that period, he also served the Company as Chief Financial Officer and Principal Accounting Officer.

(3)
David M. Rees served the Company as Chief Executive Officer during 2011 and until April 10, 2012. During that period, he also served the Company as Chief Financial Officer and Principal Accounting Officer.

Employment Agreements

We entered into two employment agreements (the “Executive Employment Agreements”) as of November 21, 2012, with Ivan Wood, Jr., who served as our Chief Executive Officer and a director from January 1, 2013, through February, 2, 2014, when he resigned, and Pamela J. Roth, who is currently our Chief Financial Officer (Wood and Roth collectively the “Executives”). The Executive Employment Agreements established the duties and compensation of the Executives and provided for their continued employment with us. The following information reflects the material terms of each of the Executive Employment Agreements (as defined in the respective Executive Employment Agreements).

Term. The Executive Employment Agreements provide for an initial term of one (1) year with renewal on each anniversary thereafter for an additional one-year term unless there is an affirmative decision not to renew the contract by us or by the Executive.

Base Salary and Benefits. The Executive Employment Agreements provide Wood and Roth with annual base salaries of $500,000 and $290,000, respectively, for the first calendar year or portion thereof. In each subsequent calendar year during the term of the agreements, we shall pay to each Executive an annual base salary determined by the Board of Directors following its annual salary performance review. Beginning January 1, 2014, Roth’s annual base salary was increased from $290,000 to $315,000. During the term of employment of each Executive hereunder, each Executive shall participate in all employee benefit plans sponsored by us for our executive employees, including but not limited to sick leave and disability leave, Executive and Executive’s dependents under our health insurance plan and dental insurance and pension and/or profit sharing plans; provided, the nature, amount and limitations of such plans shall be determined from time to time by the Board of Directors. The agreements also provide for Executive’s participation in any and all retirement and employee benefit plans maintained by us on behalf of our employees, as well as fringe benefits normally associated with Executive’s position with us or made available to all other employees.

Restricted Stock. In connection with each Executive Employment Agreement, on November 21, 2012, the Company also entered into Restricted Stock Agreements (“RSAs) with the Executives, whereby Wood was granted 1,100,000 shares of the Common Stock, and Roth was granted 500,000 shares of Common Stock. Subject to certain exceptions set forth in both RSAs, the shares of Common Stock granted pursuant to the RSA vest on the following schedule: (a) 50% of the shares granted to each Executive vested on January 1, 2013, (b) 25% of the shares granted to the Executives vested on January 1, 2014, and (c) the remaining 25% of the shares granted vest on January 1, 2015 so long as the Executives remain employed by the Company on such date.

Each RSA provides that the shares of Restricted Stock acquired by each Executive shall not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated for a period of eighteen (18) months after the vesting of such shares and that the Company shall retain possession of the certificates representing such shares of Restricted Stock until such time as the restriction shall have lapsed. The shares of Common Stock were granted to the Executives in a private transaction under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, in exchange for services to be provided by the Executives to the Company.

Termination.  The Executive Employment Agreements provide that if the Executive is terminated by us or by the Executive, the Executive will be entitled to receive an amount equal to the sum of (i) the Executive’s earned but unpaid Annual Base Salary through the date of termination of employment at the rate in effect at the time of such termination, (ii) vacation pay earned but not taken to the date of such termination, and (iii) all other amounts previously deferred by Executive or earned but not paid as of such date under all Company incentive or deferred compensation plans or programs.

If the Executive is terminated by us without Cause (as defined below) the Executive will be entitled to the following, in addition to the amounts described above:

(i) An amount equal to the product of (A) the Base Salary and Bonus paid to the Executive during the immediately preceding twelve month period ending on the date of termination, multiplied by (B) two; provided that if such termination is within 24 months following the occurrence of a “Change of Control”, as defined, such payment shall be equal to the product of (A) the Base Salary and Bonus paid to the Executive during the immediately rpeceding twelve month period ending on the date of termination, multiplied by (B) three. two Executive’s Annual Base Salary then in effect, payable in a single lump sum within 30 days of such termination; and

(ii) continued participation in all employee benefit plans, programs or arrangements available to the Company executives in which the Executive was participating on the date of termination until the earliest of: (A) the second anniversary of the date of termination, (B) the date the Executive Employment Agreement would have expired, and (C) the date the Executive receives coverage and benefits under such plans of a subsequent employer.

If the Executive is terminated by us for Cause, or if the Executive terminates employment without Good Reason, the payments due to Executive shall be limited to the amounts (i) the Executive’s earned but unpaid Annual Base Salary through the date of termination of employment at the rate in effect at the time of such termination, (ii) vacation pay earned but not taken to the date of such termination, and (iii) all other amounts previously deferred by Executive or earned but not paid as of such date under all our incentive or deferred compensation plans or programs.

If at any time during the term of Executive’s employment hereunder, Executive is unable, due to physical or mental disability, to perform effectively Executive’s duties hereunder, we shall continue payment of base salary as during the first 12 week period of such disability to the extent not covered by our disability insurance policies. Upon the expiration of such 12 week period, Med One, may, at its election, terminate Employee’s employment. If Executive should die during the term of Executive’s employment hereunder, Executive’s employment shall terminate.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals. We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Outstanding Equity Awards at Fiscal Year-End

No option awards were granted or outstanding during or as of the year ended December 31, 2013. The following table sets forth information regarding stock awards granted to our executive officers, which were outstanding as of December 31, 2013.

			Equity incentive plan awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Number of unearned shares, units, or other rights that have not vested (#)	Market or payout value of unearned shares, units or other rights that have not vested ($)

Ivan Wood, Jr. (1)	550,000	$22,000	-	$-

Pamela J. Roth (2)	250,000	10,000	-	-

(1)
Ivan Wood, Jr. resigned his position of Chief Executive Officer on February 2, 2014. Pursuant to Wood’s employment agreement, all stock awards unvested at February 2, 2014, were forfeited. Accordingly, of Wood’s 550,000 stock awards unvested at December 31, 2013, set forth above, 275,000 stock awards vested on January 1, 2014, and 275,000 were forfeited upon Wood’s resignation.

(2)
Of Roth’s 250,000 stock awards unvested at December 31, 2013, set forth above, 125,000 stock awards vested on January 1, 2014 and the remaining 125,000 stock awards will vest on January 1, 2015, contingent upon Roth’s continued employment on that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2014, certain information with respect to the Common Stock beneficially owned by: (i) each director and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all directors and executive officers as a group:

Executive Officers and Directors
Title of Class	Name, Title and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	David Ellent, M.D. Chairman of the Board &Executive Vice President 9201 Pinecroft Drive Shenandoah, TX 77380	0	0%
Common Stock	Brandon Creighton Director 9201 Pinecroft Drive Shenandoah, TX 77380	0	0%

Common Stock	Joel Kerschenbaum, M.D. Director 9201 Pinecroft Drive Shenandoah, TX 77380	0	0%
Common Stock	John V. Peet, M.D. Director 9201 Pinecroft Drive Shenandoah, TX 77380	0	0%
Common Stock	Tom Pisula Director 9201 Pinecroft Drive Shenandoah, TX 77380	0	0%
Common Stock	Chase Chandler CEO 9201 Pinecroft Drive Shenandoah, TX 77380	0	0%
Common Stock	Pamela J. Roth CFO 9201 Pinecroft Drive Shenandoah, TX 77380	375,000(1)	14.37%
Common Stock	Cynthia West COO 9201 Pinecroft Drive Shenandoah, TX 77380	0	0%
Common Stock	All Executive Officers and Directors as a Group (8 persons)	375,000	14.37%

Beneficial Owners of More Than 5% of Company’s Equity
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Brain 3, LLC 9201 Pinecroft Drive Shenandoah, TX 77380	1,381,293(2)	52.92%
Common Stock	Ivan Wood, Jr. (3) 909 Fannin Street, Suite 2300 Houston, TX 77010	825,000(4)	31.61%
Common Stock	Frank Redmond, M.D. 9201 Pinecroft Drive Shenandoah, TX 77380	228,683(5)	8.76%

(1)
(Roth) Includes (i) 250,000 and 125,000 shares that vested on January 1, 2013 and 2014, respectively, in accordance with that certain Restricted Stock Agreement described in Item 11 of this Annual Report. Does not include an additional 125,000 shares that have not vested under said Restricted Stock Agreement.

(2)
(Brain 3, LLC) Includes (i) all shares owned by Oak Brain, LP and Brain 81, LP, for whom Brain 3, LLC serves as general partner and possesses the right to vote all such shares. To avoid duplication, this figure does not include 22,617 shares beneficially owned by Brain 3, LLC through its limited partnership interests in Oak Brain, LP and Brain 81, LP; (ii) all shares owned by Greater Houston Physicians Medical Association PLLC, for whom Brain 3, LLC serves as trustee under a voting trust agreement; and (iii) all shares owned by Frank Redmond, M.D., for whom Brain 3, LLC serves as trustee under a voting trust agreement.  Brain 3, LLC is managed by David Ellent, Asit Choksi, Cindy West, Pam Roth, and Samantha Townsend whose shared ownership percentages are 49%, 20%, 10.34%, 10.33%, and 10.33% respectively. As such, none of Brain 3, LLC’s managers individually retains a majority control in Brain 3, LLC and each manager individually disclaims beneficial ownership of the shares beneficially owned by Brain 3, LLC, although they each may be deemed beneficial owners of shares beneficially owned by Brain 3, LLC.

(3)
(Wood) Ivan Wood, Jr. was the Chief Executive Officer, President and Director of the Company until his resignation on February 2, 2013.  Since his resignation occurred prior to the date of this report, he is no longer listed on the beneficial ownership table of Executive Officers and Directors, but is included on the beneficial ownership table of Beneficial Owners of 5% or more of the Company’s Equity.

(4)
(Wood) Includes 550,000 and 275,000 shares that vested on January 1, 2013 and 2014, respectively, in accordance with that certain Restricted Stock Agreement described in Item 11 of this Annual Report. Does not include an additional 275,000 shares that have not and will not vest under said Restricted Stock Agreement pursuant to Wood’s resignation on February 2, 2013.

(5)
(Redmond) Frank Redmond M.D. is deemed to beneficially own his shares in addition to Brain 3, LLC since Frank Redmond, M.D. has investment power over his shares, while Brain 3, LLC has the voting power over his shares under a voting trust agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dr. Asit Choksi, a Director and our Chief Executive Officer, President, Secretary, and Treasurer, until his resignation on December 31, 2012, devoted substantial but less than all of his time and attention to the Company’s business beginning April 10, 2012, in conjunction with his purchase of 97.5% of our then outstanding Common Stock. During the period beginning April 10, 2012 through December 31, 2012, another entity majority owned and controlled by Dr. Choksi, also in which one of our current directors is a significant owner (the “Related Party”), paid certain general and administrative expenses on our behalf totaling $125,225, including $42,300 in 2012 salary paid to Dr. Choksi.  These payments resulted in an interest free payable to the Related Party of $125,225 at December 31, 2012. On January 8, 2013, we issued 250,450 shares of our Common Stock to settle this $125,225 payable in full.

On January 1, 2013, the Company entered into a Note as borrower in favor of the Related Party whereby the Company has the right to draw up to $1,500,000, with such draws to be used for working capital purposes. The Note accrues 4.25% interest per annum. The principal and all accrued and unpaid interest is payable either in the form of cash or shares of common stock, as agreed upon mutually. At any time while not in default, the Company may prepay the outstanding principal and interest without penalty. The Note is secured by the assets of the Company with first lien rights to the Related Party. The original maturity date of the Note was September 30, 2013. On September 27, 2013, the Note was amended to extend the maturity date to January 31, 2015. At December 31, 2013, $456,752 was outstanding on the Note.

The Company began leasing office space and services located at 9201 Pinecroft, The Woodlands, TX  77380 from a related party on January 1, 2013, pursuant to a month-to-month arrangement at a charge of $500 per month for the period from January 1, 2013 through September 30, 2013 and $750 per month beginning October 1, 2013.

Management believes the above transactions are as fair to the Company and similar to terms that could be obtained from unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by PKF for audits of the Company’s annual financial statements, including reviews of quarterly financial statements filed with the SEC, was $4,500 and $10,000 for the years ended December 31, 2013 and 2012, respectively.

Tax Fees

The aggregate fee billed by PKF for tax compliance, tax advice and tax planning was $0 for the years ended December 31, 2013 and 2012.

All Other Fees

PKF did not bill the Company for any products and services other than the foregoing during the years ended December 31, 2013 and 2012.

Audit Committees Pre-approval Policies and Procedures

Our Board serves as our audit committee. Our Board approves the engagement of our independent auditors and the related fee estimates. All of the audit services which were performed by PKF for the years ended December 31, 2013 and 2012 were pre-approved by the Audit Committee.

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
3.3
Certificate of Ownership and Merger of Parent into Subsidiary filed with the Delaware Secretary of State on April 12, 2004 (filed as Exhibit 3.3 to the Company’s Form 10-K filed February 12, 2013, and incorporated herein by reference).

3.4
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on December 18, 2009 (filed as Exhibit 3.4 to the Company’s Form 10-K filed February 12, 2013, and incorporated herein by reference).

3.5
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 23, 2012 (filed as Exhibit 3.5 to the Company’s Form 10-K filed February 12, 2013, and incorporated herein by reference).

3.6
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 31, 2013 (filed as Exhibit 3.6 to the Company’s Form 10-K filed February 12, 2013, and incorporated herein by reference).

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

10.4
Executive Employment Agreement entered into by and between Med One Oak, Inc. and Chase Chandler effective as of February 3, 2014 (filed as Exhibit 99.1 to the Company’s Form 8-K filed March 28, 2014, and incorporated herein by reference.)

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

________
(*)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED ONE OAK, INC.

By: /S/Chase Chandler                                                                           March 28, 2014
Chief Executive Officer and President
(Principal Executive Officer)

MED ONE OAK, INC.

By: /S/ Pamela J. Roth                                                                           March 28, 2014
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Ellent, M.D.	Chairman and Executive Vice President	March 28, 2014
David Ellent, M.D.

/s/ Joel Kerschenbaum, M.D.	Director	March 28, 2014
Joel Kerschenbaum, M.D.

/s/ John V. Peet, M.D.	Director	March 28, 2014
John V. Peet, M.D.

/s/ Thomas J. Pisula	Director	March 28, 2014
Thomas J. Pisula

/s/ Brandon Creighton	Director	March 28, 2014
Brandon Creighton

MED ONE OAK, INC.
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Med One Oak, Inc.

We have audited the accompanying balance sheets of Med One Oak, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Med One Oak, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2013, in conformity with U. S. generally accepted accounting principles.

/s/ Pannell Kerr Forster of Texas, P. C.

Houston, Texas
March 28, 2014

MED ONE OAK, INC.
BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Cash	$84	$-
Receivables from clients, net	242,646	-
Receivables from related party, net	28,827	-
Unbilled receivables	6,297	-
Unbilled receivables from related party	2,860	-
Prepaid expenses	2,825	-
Total current assets	283,539	-

Total assets	$283,539	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	$4,181	$10
Accrued compensation	28,639	-
Payable to related party	-	125,225
Total current liabilities	32,820	125,235

Note payable to related party	456,752	-

Total liabilities	489,572	125,235

Common stock subject to rescission rights, $0.001 par value; 216 shares issued and outstanding	40,500	40,500

Commitments and contingencies	-	-

Shareholders’ deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding for both December 31, 2013 and 2012	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 2,209,911 and 1,159,461 shares issued and outstanding at December 31, 2013 and 2012, respectively (includes shares subject to rescission rights)	2,210	1,159
Additional paid in capital	1,912,507	1,772,333
Accumulated deficit	(2,161,250)	(1,939,227)
Total shareholders' deficit	(246,533)	(165,735)

Total liabilities and shareholders' deficit	$283,539	$-

The accompanying notes are an integral part of these financial statements.

MED ONE OAK, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012

Revenues:
Service revenues	$248,944	$-
Service revenues from related party	546,217
Total revenues	795,161	-

Direct cost of revenues:
Cost of service revenues	241,694	-
Cost of service revenues from related party	530,306	-
Total direct cost of revenues	772,000	-

Operating expenses
General and administrative expenses	239,557	163,699

Loss from operations	(216,396)	(163,699)

Other income (expenses)
Interest expense	(964)	-
Interest expense – related party	(4,663)	-
Total other expenses	(5,627)	-

Loss before income tax expense	(222,023)	(163,699)
Income tax expense	-	-

Net loss and total comprehensive loss	$(222,023)	$(163,699)

Basic and diluted net loss per common share	$(0.10)	$(0.14)
Basic and diluted weighted average common shares outstanding, including common shares subject to rescission rights	2,202,230	1,159,339

The accompanying notes are an integral part of these financial statements.

MED ONE OAK, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	1,159,082	$1,159	$1,729,119	$(1,775,528)	$(45,250)
Proceeds from related party contribution	-	-	11,214	-	11,214
Stock based compensation	-	-	32,000	-	32,000
Effect of 10 to 1 reverse stock split	163	-	-	-	-
Net loss	-	-	-	(163,699)	(163,699)
Balance, December 31, 2012	1,159,245	1,159	1,772,333	(1,939,227)	(165,735)
Common stock issued to executives	800,000	801	(801)	-	-
Common stock issued to satisfy payable to related party	250,450	250	124,975	-	125,225
Stock based compensation	-	-	16,000	-	16,000
Net loss	-	-	-	(222,023)	(222,023)
Balance, December 31, 2013	2,209,695	$2,210	$1,912,507	$(2,161,250)	$(246,533)

The accompanying notes are an integral part of these financial statements.

MED ONE OAK, INC.
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(222,023)	$(163,699)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	16,000	32,000
Non-cash charges to operations, net	378,362	-
Changes in operating assets and liabilities:
Trade receivables	(271,473)	-
Unbilled services	(9,157)	-
Prepaid expenses	37,175	-
Accounts payable and accrued compensation	32,810	(4,740)
Payable to related party	-	125,225
Net cash used in operations	(38,306)	(11,214)

FINANCING ACTIVITIES:
Proceeds from note payable to related party	78,390	-
Repayment of note payable	(40,000)	-
Proceeds from related party contributions	-	11,214
Net cash provided by financing activities	38,390	11,214

Increase in cash and cash equivalents	84	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$84	$-

Supplemental disclosures of cash flow information:
Interest paid	$943	$-
Income taxes paid	$-	$-

Non-cash items:
Common stock issued to satisfy payable to related party	$125,225	$-
Insurance paid with premium financing obligation	$40,000	$-

The accompanying notes are an integral part of these financial statements.

MED ONE OAK, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 –DESCRIPTION OF BUSINESS

Med One Oak, Inc. (“Med One,” “we”, or the “Company”) was originally incorporated as Rolfe Enterprises, Inc. under the laws of the state of Florida on May 6, 1996, as a “blind pool” or “blank check” company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. We commenced operations during 2003, with our principal operations consisting of e-commerce marketing and retailing, and we were reincorporated on April 12, 2004 in the state of Delaware as BidGive International, Inc.

On March 31, 2011, we sold our operations and became a shell company with limited operations. We recommenced operations in 2013, with our principal operations consisting of operational and financial consulting services. We help clients improve performance, comply with complex regulations, strategically grow their business, expand their operations into new markets, market their service and product offerings, streamline operations, and reduce costs. Our professionals employ their expertise in healthcare administration, management, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. Since 2013, we have primarily provided business consulting services to financially sound organizations in the healthcare industry in and around Houston, Texas.

Liquidity

The Company’s financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During the year ended December 31, 2013, the Company recognized revenue of $795,161 from providing management consulting services. Prior to that, the Company was a shell company and recognized no revenue. The Company has historically incurred net losses, which have resulted in an accumulated deficit of $2,161,250 at December 31, 2013. The Company incurred net losses of $222,023 and $163,699 for the years ended December 31, 2013 and 2012, respectively.

The Company used net cash in operations of $38,306 and $11,214 for the years ended December 31, 2013 and 2012, respectively, and had cash and working capital of $84 and $250,719, at December 31, 2013. The Company funded cash shortfalls during 2013 with advances on a Promissory Note (the “Note”) to a related party, entered into on January 1, 2013, whereby the Company has the ability to draw up to $1,500,000 for working capital purposes. At December 31, 2013, the outstanding balance on the Note was $456,752, including accrued interest of $4,663, and is payable in full on January 31, 2015. Management believes that the approximate $1,043,000 available under this Note is sufficient to sustain its current level of operations for the next 12 months. However, growth of operations or acquisition of business or assets is dependent upon the Company’s ability to raise additional capital through the issuance of additional debt and/or equity securities, of which our ability to do so on favorable terms is uncertain.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results may differ significantly from these estimates and assumptions.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We generate the majority of our revenues from providing professional services under three types of billing arrangements: time-and-expense, fixed-fee and performance-based. If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until all criteria for recognizing revenue are met.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at contractually agreed-upon rates. We recognize revenues for our professional services rendered under time-and-expense engagements based on the hours incurred at agreed-upon rates as work is performed.

In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a pre-determined set of professional services. Generally, the client agrees to pay a fixed-fee every month over the specified contract term. These contracts are for varying periods and generally permit the client to cancel the contract before the end of the term. We recognize revenues for our professional services rendered under these fixed-fee billing arrangements monthly over the specified contract term or, in certain cases, revenue is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours, which we consider to be the best available indicator of the pattern and timing in which such contract obligations are fulfilled.

In performance-based or contingent billing arrangements, fees are tied to the attainment of contractually defined objectives. Often this type of arrangement supplements a time-and-expense or fixed-fee engagement, where payment of a performance-based fee is deferred until the conclusion of the matter or upon the achievement of performance-based criteria. We do not recognize revenues under performance-based billing arrangements until all related performance criteria are met and collection of the fee is reasonably assured.

Provisions are recorded for the estimated realization adjustments on all engagements. Reimbursable expenses, including those relating to travel, out-of pocket expenses, and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in direct costs of revenues in the period in which the expense is incurred. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the Balance Sheet. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work.

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits and direct expenses billable to clients. Direct cost of revenues does not include an allocation of overhead costs.

Allowance for Doubtful Accounts and Unbilled Services

We maintain allowances for doubtful accounts and for services performed but not yet billed based on several factors, including the estimated cash realization from amounts due from clients, an assessment of a client’s ability to make required payments, and the historical percentages of fee adjustments and write-offs. The allowances are assessed by management on a regular basis.

We record the provision for doubtful accounts and unbilled services as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, we record the provision in selling, general and administrative expenses.

During the years ended December 31, 2013 and 2012, we recorded provisions for doubtful accounts and unbilled services of $0. At December 31, 2013, our accounts receivable totaled $271,473, which was collected in full during February 2014.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities. The Company had no cash or cash equivalents at December 31, 2012.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, receivables from clients, notes and accounts payable approximates fair value because of the short maturity and liquidity of those instruments.

Fair Value Measurement

Financial assets and liabilities recorded in the accompanying Balance Sheets are categorized based on the inputs in the valuation techniques as follows:

Level 1— Financial assets and liabilities whose values are based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
Level 2— Financial assets and liabilities whose values are based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3— Financial assets and liabilities whose values are based on unobservable inputs for the asset or liability.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk primarily include accounts receivable. Accounts receivable at December 31, 2013 consisted of amounts due from health care entities located in the Houston Texas metropolitan area, for management consulting services provide by the Company.

To the extent receivables from clients become delinquent, collection activities commence. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled services. The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2013 and 2012.

Stock-Based Compensation

The Company accounts for all stock-based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period, net of our estimated amount of expected forfeitures.

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

Comprehensive Income (Loss)

Because the Company has no components of other comprehensive income, comprehensive income (loss) is the same as net income (loss) for the years ended December 31, 2013 and 2012.

Recent Accounting Pronouncements

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Related Party

On January 1, 2013, the Company entered into a Note as borrower in favor of a related party with indirect ownership of the Company (“Related Party”) whereby the Company has the right to draw up to $1,500,000 from the Related Party, with such draws to be used for working capital purposes. The Note accrues 4.25% interest per annum.

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

At December 31, 2013, $456,752 was outstanding on the Note. Following is a summary of transactions with the Related Party that resulted in advances on or repayments of the Note during the year ended December 31, 2013.

Cash advances	$78,390
Noncash advances (1)	897,916
Noncash repayments (2)	(524,217)
Accrued interest	4,663
Outstanding, December 31, 2013	$456,752

(1)
During the year ended December 31, 2013, the Related Party provided noncash advances comprised of direct payment of $6,750, for the Company’s office rent and $891,156, respectively, for other operating expenses. The Company rents corporate office space on a month to month basis from the Related Party for $750 per month, beginning October 1, 2013. Monthly rent was $500 per month prior to October 1, 2013.

(2)
Commencing January 1, 2013 and throughout the year ended December 31, 2013, our Executives provided management consulting services to the Related Party for actual time incurred providing such services. During the year ended December 31, 2013, the Company recognized revenues and gross profit from providing these services of $546,217 and $15,911, respectively. The Company expects to continue these consulting services up until a time when the Company acquires significant assets or operations.

Payable to Related Party

During 2012, certain of the Company’s general and administrative expenses, aggregating $125,225, were paid for by the Related Party, on behalf of the Company. At December 31, 2012, the outstanding payable to this related party was $125,225, and on January 8, 2013, the Company issued Common Stock to settle this payable in full.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock Issued to Executives

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

The Executive Shares were granted in a private transaction under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, in exchange for services to be provided by the Executives to the Company and were fair valued at $64,000, which was the fair market value of the shares at the time of grant. Subject to certain exceptions set forth in the RSAs, the Executive Shares vest to each of the Executives on the following schedule: 50% of such shares vested and were issued to the two individuals upon their employment with the Company as executives on January 1, 2013; 25% of such shares vested and were issued to the two individuals on January 1, 2014; and the remaining 25% of the total shares vest subject to continued executive employment on January 1, 2015.

On January 1, 2013 and January 1, 2014, the Company issued 800,000 and 400,000 Executive Shares, respectively, pursuant to the RSA vesting schedule. Due to Wood’s resignation on February 2, 2014, only 125,000 additional shares will vest on January 1, 2015, subject to Roth’s continued employment.

During the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $16,000 and $32,000, respectively. At December 31, 2013, approximately $6,000 of stock based compensation expense remains unrecognized and will be ratably recognized over one year.

Common Stock issued to Related Party

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

NOTE 5 – INCOME TAXES

No income tax expense has been recognized for the years ended December 31, 2013 and 2012 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax asset:
Net operating loss carryforwards	$566,596	$496,549
Deferred tax asset before valuation allowance	566,596	496,549
Valuation allowance	(561,156)	(485,669)
Net deferred tax asset	5,440	10,880

Deferred tax liability:
Stock compensation	(5,440)	(10,880)
Net deferred tax liability	(5,440)	(10,880)

Net deferred tax asset (liability)	$-	$-

The Company has provided a full valuation allowance for net deferred tax assets as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. During the years ended December 31, 2013 and 2012, the valuation allowance increased (decreased) by $75,487 and ($119,076), respectively.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate, as reported, is as follows for the years ended December 31, 2013 and 2012:
	Year ended December 31,
	2013	2012
Income taxes at federal statutory rate	34.0%	34.0%
Prior year true up - Federal	-	(106.7)%
Change in valuation allowance	(34.0%)	72.7%
Effective income tax rate	0.0%	0.0%

At December 31, 2013, the Company had net operating loss carryforwards of approximately $1.7 million which may be offset against future income through 2032. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited.

The Company’s federal and state income tax returns for the years ended 2008 through 2012 are open to examination. At December 31, 2013 and 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. For the years ended December 31, 2013 and 2012, we recorded no interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions.

NOTE 6 – SUBSEQUENT EVENTS

On February 2, 2014, Ivan Wood, Jr. resigned his positions as President, Chief Executive Officer (“CEO”) and member of the Board of Directors of Med One. There were no disagreements between the Company and Mr. Wood on any matter, and there were no outstanding obligations to Mr. Wood as of or subsequent to February 2, 2014.

On February 3, 2014, Med One entered into Executive Employment Agreement with Chase Chandler (“Chandler”), pursuant to which Chandler became the President and CEO of the Company. Chandler’s Executive Employment Agreement has an initial term of one year. During the initial term of the Executive Employment Agreement, the Company anticipates Chandler’s duties as President and CEO will not constitute a full time workload; accordingly, Chandler’s annual base salary during the initial term shall be $100,000. At the end of the initial term, the Executive Employment Agreement automatically renews for additional one-year periods unless the agreement is sooner terminated in accordance with the terms thereof. If at any time Chandler’s duties increase to a full time workload, Chandler’s annual salary will increase accordingly, as mutually agreed to between Chandler and the Company.

On March 25, 2014, Med One entered into a Consulting Services Agreement with Apollo Hospital System LP (“Apollo Hospital”), whereby Med One will provide consulting services to Apollo Hospital. Services provided will include, but will not be limited to: accounting, financial, operational, project management, merger and acquisition, and general business advisory services. Services will be billed at fixed hourly rates expected to range from $80 to $200 for professionals and $40 to $125 for support staff. The Consulting Services Agreement allows for termination, with a 30 day notice, at any time after an initial 90 day period, commencing on March 25, 2014.

Related Party Transactions

As discussed in Note 3 above, during 2013, certain of the Company’s operating expenses were paid for by a Related Party, on behalf of the Company. During the period January 1, 2014 through the date of this filing, this Related Party paid $155,300 of the Company’s operating expenses, on its behalf, which were accounted for as noncash advances on the Note to this Related Party. Also during this period, the Company received cash advances of $2,900 and made cash payments of $271,456 on its Note to this Related Party. Additionally, during this period the Company recognized revenue of approximately $25,000 from management consulting services provided to the Related Party, which was accounted for as a noncash repayment of the Note.