Form 10-Q
period 2014-03-31
Med One Oak, Inc.
filed 2014-05-20
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _____

Med One Oak, Inc.
(Exact name of registrant as specified in its charter)

00049999
(Commission File Number)

Delaware (State or other jurisdiction of incorporation or organization)	900955160 (I.R.S. Employer Identification Number)

9201 Pinecroft Drive, The Woodlands, TX 77380
(Address of principal executive offices)
Registrant’s telephone number, including area code: (281) 3484020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange  Act of 1934 during the preceding 12 months (or for such shorter period that the registrant  was required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated  filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).

Yes ☐    No ☒

As of May 20, 2014, the registrant had 2,609,911 shares of Common Stock at $0.001 par value, outstanding.

MED ONE OAK, INC.

FORM 10Q
Quarterly Period Ended March 31, 2014

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements.
MED ONE OAK, INC.
CONDENSED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Cash	$-	$84
Receivables from clients, net	154,933	242,646
Receivables from related party, net	26,007	28,827
Unbilled receivables	9,042	6,297
Unbilled receivables from related party	3,441	2,860
Prepaid expenses	2,825	2,825
Total current assets	196,248	283,539

Total assets	$196,248	$283,539

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$16,749	$4,181
Accrued liabilities	14,275	28,639
Note payable to related party, current portion	403,029	-
Total current liabilities	434,053	32,820

Note payable to related party, less current portion	-	456,752

Total liabilities	434,053	489,572

Common stock subject to rescission rights, $0.001 par value 216 common shares issued and outstanding	40,500	40,500

Shareholders’ deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 2,609,911 and 2,209,911 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (includes shares subject to rescission rights)	2,610	2,210
Additional paid in capital	1,914,274	1,912,507
Accumulated deficit	(2,195,189)	(2,161,250)
Total shareholders' deficit	(278,305)	(246,533)

Total liabilities and shareholders’ deficit	$196,248	$283,539

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Services revenue	$157,678	$-
Services revenue – related party	58,491	176,968
Total revenues	216,169	176,968
Direct cost of revenues
Cost of services	150,390	-
Cost of services – related party	56,788	171,813
Total direct cost of revenues	207,178	171,813

Operating expenses
General and administrative expenses	38,846	141,394
Loss from operations	(29,855)	(136,239)

Other income (expenses)
Interest expense	-	(512)
Interest expense – related party	(4,084)	(140)
Total other expenses	(4,084)	(652)

Loss before income tax expense	(33,939)	(136,891)
Income tax expense	-	-
Net loss	$(33,939)	$(136,891)

Basic and diluted net loss per common share	$(0.01)	$(0.06)
Basic and diluted weighted average common shares outstanding, including common shares subject to rescission rights	2,605,467	2,178,760

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(33,939)	$(136,891)
Adjustments to reconcile net loss to net cash provided by operations:
Stock based compensation	2,167	4,000
Non-cash charges to operations, net	214,762	22,830
Changes in operating assets and liabilities:
Accounts receivable	90,533	-
Unbilled accounts receivable	(3,326)	-
Prepaid expense	-	2,500
Accounts payable and accrued liabilities	(1,796)	103,351
Net cash provided by (used in) operations	268,401	(4,210)

FINANCING ACTIVITIES:
Proceeds from note payable to related party	3,000	20,000
Repayment of note payable to related party	(271,485)	(8,741)
Net cash (used in) provided by financing activities	(268,485)	11,259

Increase (decrease) in cash and cash equivalents	(84)	7,049
Cash and cash equivalents, beginning of period	84	-
Cash and cash equivalents, end of period	$-	$7,049

Supplemental disclosures of cash flow information:
Interest paid	$-	$362
Income taxes paid	$-	$-

Non-cash items:
Common stock issued to satisfy payable to related party	$-	$125,225
Insurance paid with premium financing obligation	$-	$40,000
Shares issued to executives	$400	$800

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – DESCRIPTION OF BUSINESS

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

During the three months ended March 31, 2014 and 2013, the Company recognized revenue of $216,169 and $176,968, respectively, from providing management consulting services. Prior to 2013, the Company was a shell company and recognized no revenue. The Company has historically incurred net losses, which have resulted in an accumulated deficit of $2,195,189 and $2,161,250 at March 31, 2014 and December 31, 2013, respectively. The Company incurred net losses of $33,939 and $136,891 for the three months ended March 31, 2014 and 2013, respectively.

The Company provided $268,401 and used $4,210 of cash during the three months ended March 31, 2014 and 2013, respectively, and had cash of $0 and $84 at March 31, 2014 and December 31, 2013, respectively. The Company funded cash shortfalls during the quarter ended March 31, 2014 with advances on a Promissory Note (the “Note”) to a related party, entered into on January 1, 2013, whereby the Company has the ability to draw up to $1,500,000 for working capital purposes. At March 31, 2014, the outstanding balance on the Note was $403,029, with accrued interest of $8,747, and is payable in full on January 31, 2015. Management believes that the approximate $1,097,000 available under this Note is sufficient to sustain its current level of operations. However, growth of operations or acquisition of business or assets is dependent upon the Company’s ability to raise additional capital through the issuance of additional debt and/or equity securities, of which our ability to do so on favorable terms is uncertain.

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

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled receivables or deferred revenues in the Balance Sheet. We hold retainers on deposit until we have completed the work. We generally apply these retainers to final billings and refund any excess over the final amount billed to clients, as appropriate, when we complete our work.

Direct Cost of Revenues

Direct cost of revenues consists primarily of billable employee compensation and related payroll benefits and direct expenses billable to clients. Direct cost of revenues does not include an allocation of overhead costs.

Allowance for Doubtful Accounts and Unbilled Receivables

We maintain allowances for doubtful accounts and for services performed but not yet billed based on several factors, including the estimated cash realization from amounts due from clients, an assessment of a client’s ability to make required payments, and the historical percentages of fee adjustments and write-offs. The allowances are assessed by management on a regular basis.

We record the provision for doubtful accounts and unbilled receivables as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, we record the provision in selling, general and administrative expenses.

During the three months ended March 31, 2014 and 2013, we recorded provisions for doubtful accounts and unbilled receivables of $0. At March 31, 2014, our accounts receivable and unbilled receivables totaled $180,940 and $12,483, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities. The Company had no cash or cash equivalents at March 31, 2014.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk primarily include accounts receivable. Accounts receivable at March 31, 2014 consisted of amounts due from health care entities located in the Houston Texas metropolitan area, for management consulting services provide by the Company.

To the extent receivables from clients become delinquent, collection activities commence. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled receivables. The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of March 31, 2014 and December 31, 2013.

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

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted average number of common shares excludes common stock equivalents because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

The Company has implemented all accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Related Party

On January 1, 2013, the Company entered into a Note as borrower in favor of a related party with indirect ownership of the Company (the “Related Party”) whereby the Company has the right to draw up to $1,500,000 from the Related Party, with such draws to be used for working capital purposes. The Note accrues 4.25% interest per annum.

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

The original maturity date of the Note was September 30, 2013. On September 27, 2013, the Note was amended to extend the maturity date to January 31, 2015. Accordingly, the Note is classified as current on the accompanying Balance Sheet.

At March 31, 2014, $403,029 was outstanding on the Note. Following is a summary of transactions with the Related Party that resulted in advances on or repayments of the Note during the quarter ended March 31, 2014.

Outstanding, December 31, 2013	$456,752
Cash advances	3,000
Noncash advances (1)	241,155
Cash payments (2)	(271,485)
Executive consulting services provided	(30,477)
Accrued interest	4,084
Outstanding, March 31, 2014	$403,029

(1)
During the quarter ended March 31, 2014, the Related Party provided noncash advances comprised of direct payment of $2,250, for the Company’s office rent and $238,905, for other operating expenses. The Company rents corporate office space on a month to month basis from the Related Party for $750 per month, beginning October 1, 2013. Monthly rent was $500 per month prior to October 1, 2013.

(2)
During the quarter ended March 31, 2014, our Executives provided management consulting services to the Related Party for actual time incurred providing such services. During the quarter ended March 31, 2014, the Company recognized gross profits from providing these services of $1,703. The Company expects to continue these consulting services up until a time when the Company acquires significant assets or operations.

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

During the quarters ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $2,167 and $4,000, respectively. At March 31, 2014, approximately $3,750 of stock based compensation expense remains unrecognized and will be ratably recognized over one year.

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

Preferred Stock

Our board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock, par value $0.001, in one or more series and to designate the rights, preferences, privileges and restrictions of each series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying or preventing our change in control without further action by the stockholders. At March 31, 2014 and December 31, 2013, no shares of Preferred Stock were issued or outstanding.

NOTE 5 – INCOME TAXES

No provision for federal income taxes has been recognized for the three months ended March 31, 2014 and 2013 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.
Deferred tax assets and liabilities at March 31, 2014 and December 31, 2013 totaled a net deferred tax asset before valuation allowance of $572,677 and $561,156, respectively, and consisted primarily of a deferred tax asset resulting from a net operating loss carryforward.

The Company has provided a full valuation allowance for the net deferred tax assets as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. The valuation allowance increased, $11,520 for the three months ended March 31, 2014. The Company’s effective tax rate differs from the statutory rate of 35% primarily due to the change in valuation allowance and stock-based compensation.

At March 31, 2014, the Company had net operating loss carryforwards of approximately $1.7 million for federal income tax purposes, which may be offset against future income through 2032, but due to current tax laws the amount of loss available to be offset against future taxable income will be limited due to significant changes in the Company’s ownership.

The Company’s federal income tax returns for the years ended 2009 through 2012 are open to examination. At March 31, 2014 and December 31, 2013, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. For the years ended December 31, 2013 and 2012, we recorded no interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Financial Statements and related Notes.

Disclaimer Regarding ForwardLooking  Statements

Certain statements in this quarterly report on Form 10Q are what are known as “forwardlooking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forwardlooking  statements, but are not the only indication that a statement is a forwardlooking  statement. Such forward looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forwardlooking statements, you should consider various factors that may cause our actual results to differ materially from any forwardlooking statement. We caution you not to place undue reliance on these forwardlooking statements.

Although we base these forwardlooking  statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forwardlooking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forwardlooking statements to reflect events or circumstances after the date of this filing. Forwardlooking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. We can give no assurance that such expectations will prove to be correct. Should any one or more of such risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this Form 10Q. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. We are under no duty to update any of the forwardlooking statements after the date of this Form 10Q.

Overview

Our operations consist of providing management consulting services, primarily to healthcare entities located in

Houston Texas and the surrounding area, and working towards effecting one or more transactions to acquire or purchase assets and/or operations in the health care industry. During the three months ended March 31, 2014, we earned revenue of $216,169 from management consulting services.

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

Any acquisition or asset purchase we effectuate may involve:

•	a material change in the Company’s present capitalization;

•	a material change in the composition of the Company’s Board of Directors;

•	the issuance of a significant amount of the Company’s securities;

•	the acquisition of significant assets; and/or

•	a significant change in operations

Our operations following consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted. We may also be subject to increased governmental regulation following a transaction; however, it is not feasible at this time to predict the nature or magnitude of such increased regulation, if any.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three months ended March 31, 2014. The following discussion should be read in conjunction with the Condensed Financial Statements and related Notes appearing elsewhere in this Form 10Q.

Three Months Ended March 31, 2014 and 2013

Services Revenues

Services revenues increased by $39,201, or 22.1% to $216,169 for the three months ended March 31, 2014 compared to $176,968 for the prior year period and consisted of revenue from management consulting services provided to three healthcare companies located in Houston, Texas, one of which is a related party. Revenues from services provided to the related party totaled $58,491 and $176,968 for the three months ended March 31, 2014 and 2013, respectively.

Cost of Services

Cost of services increased by $35,365 or 20.6% to $207,178 for the three months ended March 31, 2014 compared to $171,813 for the prior year period. Cost of services during the current quarter consisted of direct costs of providing management consulting services. Cost of services provided to the related party totaled $56,788 and $171,813 for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses

Operating expenses, consisting of general and administrative expenses, decreased $102,548, or 72.5%, to $38,846 for the three months ended March 31, 2014 compared to $141,394 for the three months ended March 31, 2013. The decrease is attributable to decreases in: legal fees of $52,924, acquisition costs of $26,341, salaries and benefits of $20,794, and other general and administrative costs of $2,489.

Other Expenses

Other expenses totaled $4,084 and $652 for the three months ended March 31, 2014 and 2013, respectively, and consisted of interest expense of $4,084 and $140, respectively, related to our Promissory Note with a related party.  The increase was due to a higher outstanding principal balance.

Net Loss

Our net loss for the three months ended March 31, 2014 was $33,939 compared to $136,891 for the three months ended March 31, 2013. The decrease in net loss was directly attributable to higher service revenues and lower general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2014 and December 31, 2013 our cash was $0 and $84, respectively.  We had a working capital deficit of $237,085 at March 31, 2014 compared to working capital of $250,719 at December 31, 2013.

 On January 1, 2013, the Company executed a Promissory Note with a related party, under which the Company has the right to draw up to $1,500,000 for working capital purposes. At March 31, 2014, the outstanding balance on the Promissory Note was $403,029 and is payable in full on January 31, 2015.

During the three months ended March 31, 2014, cash provided by operations totaled $268,401, compared to cash used in operations of $(4,210) for the comparable prior year period. Cash from investing activities was $0 for the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014, cash used in financing activities was $(268,485), consisting of repayments of $271,485 on a note payable to a related party and advances from a related party of $3,000, compared to cash provided by financing activities of $11,259 for the comparable prior year period, consisting of proceeds from related party contributions offset by repayments of a note payable to a related party.

At March 31, 2014, we had no material commitments for capital expenditures and our operations currently consist of working towards effecting one or more transactions to acquire or purchase assets and/or operations from healthcare entities located in the Houston, Texas Metropolitan Area. While the Company is working toward effecting such transactions, the officers of the Company are providing management consulting services to entities in the healthcare industry that are also located in Houston, Texas and surrounding areas. During the three months ended March 31, 2014, we earned revenue of $216,169 from these management consulting services.

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

Until we are able to implement our acquisition plan and recognize positive cash flow from operations, we plan to fund our working capital needs using funds from a Promissory Note we issued to a related party on January 8, 2013, whereby we have the ability to draw up to $1,500,000 to pay ongoing operating expenses. The Promissory Note matures on January 31, 2015 and can be settled in either cash or shares of Common Stock at maturity, for the outstanding principle amount and accrued interest. We believe that the approximate $1,097,000 remaining availability under this Promissory Note is sufficient to sustain our current level of operations. However, growth of operations or acquisition of business or assets will be dependent upon our ability to issue additional debt and/or equity securities.

Our primary cash requirement is paying our operating expenses and servicing our debt. Our primary cash source is from consulting services and advances on the Note to a related party, and our primary use of cash is to fund operations.

OffBalance Sheet Arrangements

We do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b2 of the Exchange Act and are not required to provide the information required under this item.

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

As required by Rules 13a15(b) and 15d15(b) of the Exchange Act, an evaluation as of March 31, 2014 was conducted under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our principal executive and principal financial officers also concluded that our disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II  Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit

The following exhibits are filed as part of this Quarterly Report. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation SK.

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
3.3
Certificate of Ownership and Merger of Parent into Subsidiary filed with the Delaware Secretary of State on April 12, 2004 (filed as Exhibit 3.3 to the Company’s Form 10K filed February 8, 2013, and incorporated herein by reference).

3.4
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on December 18, 2009 (filed as Exhibit 3.4 to the Company’s Form 10K filed February 8, 2013, and incorporated herein by reference).

3.5
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on October 23, 2012 (filed as Exhibit 3.5 to the Company’s Form 10K filed February 8, 2013, and incorporated herein by reference).

3.6
Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on January 31, 2013 (filed as Exhibit 3.5 to the Company’s Form 10K filed February 8, 2013, and incorporated herein by reference).

10.1
Executive Employment Agreement entered into by and between Med One Oak, Inc. and Ivan Wood, Jr. effective as of January 1, 2013 (filed as Exhibit 10.1 to the Company’s Form 8K filed January 7, 2013, and incorporated herein by reference).

10.2
Executive Employment Agreement entered into by and between Med One Oak, Inc. and Pam Roth effective as of January 1, 2013 (filed as Exhibit 10.2 to the Company’s Form 8K filed January 7, 2013, and incorporated herein by reference).

10.3
Promissory Note entered into on January 1, 2013 by and between the Company as borrower in favor of Greater Houston Physician Medical Association, PLLC, (filed as Exhibit 10.3 to the Company’s Form 8K filed January 7, 2013, and incorporated herein by reference).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a14(a) and15d14(a) under the Securities Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a14(a) and15d14(a) under the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
________

*Filed herewith.

**Pursuant to Rule 406T of Regulation ST, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MED ONE OAK, INC.

Dated: May 20, 2014	By: /s/ Chase Chandler

Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 20, 2014	By: /s/ Pamela J. Roth

Chief Financial Officer
(Principal Financial Officer)