Form 10-Q
period 2014-06-30
Med One Oak, Inc.
filed 2014-08-14
CIK 1111473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____

Med One Oak, Inc.
(exact name of registrant as specified in its charter)

000-49999
(Commission File Number)

Delaware	90-0955160
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9201 Pinecroft Drive, The Woodlands, Texas 77380
(Address of principal executive offices)

(281) 348-4020
Registrant’s telephone number including area code

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

Yes ☐ No ☒

As of August 12, 2014, the registrant had 2,609,911 of Common Stock at $0.001 par value outstanding.

MED ONE OAK, INC.

FORM 10Q
Quarterly Period Ended June 30, 2014

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

MED ONE OAK, INC.
CONDENSED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Cash	$945	$84
Receivables from clients, net	215,541	242,646
Receivables from related party, net	38,420	28,827
Unbilled receivables	77,518	6,297
Unbilled receivables from related party	30,879	2,860
Prepaid expenses	2,825	2,825
Total current assets	366,128	283,539

Total assets	$366,128	$283,539

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$4,750	$4,181
Accrued liabilities	113,767	28,639
Note payable to related party, current portion	517,353	-
Total current liabilities	635,870	32,820

Note payable to related party, less current portion	-	456,752

Total liabilities	635,870	489,572

Common stock subject to rescission rights, $0.001 par value 216 common shares issued and outstanding	40,500	40,500

Commitments and Contingencies	-	-

Shareholders’ deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock: $0.001 par value; 150,000,000 shares authorized; 2,609,911 and 2,209,911 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (includes shares subject to rescission rights)	2,610	2,210
Additional paid in capital	1,915,524	1,912,507
Accumulated deficit	(2,228,376)	(2,161,250)
Total shareholders' deficit	(310,242)	(246,533)

Total liabilities and shareholders’ deficit	$366,128	$283,539

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Services revenue	$310,792	$-	$468,470	$-
Services revenue – related party	86,264	184,262	144,755	361,230
Total revenues	397,056	184,262	613,225	361,230
Direct cost of revenues
Cost of services	296,400	-	446,790	-
Cost of services – related party	83,752	178,896	140,540	350,709
Total direct cost of revenues	380,152	178,896	587,330	350,709

Operating expenses
General and administrative expenses	44,817	32,173	83,663	173,567

Loss from operations	(27,913)	(26,807)	(57,768)	(163,046)

Other income (expenses)
Interest expense	-	(695)	-	(835)
Interest expense – related party	(5,274)	(614)	(9,358)	(1,126)
Total other expenses	(5,274)	(1,309)	(9,358)	(1,961)

Loss before income tax expense	(33,187)	(28,116)	(67,126)	(165,007)
Income tax expense	-	-	-	-
Net loss	$(33,187)	$(28,116)	$(67,126)	$(165,007)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.08)
Basic and diluted weighted average common shares outstanding, including common shares subject to rescission rights	2,609,911	2,209,911	2,609,911	2,194,421

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(67,126)	$(165,007)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Stock based compensation	3,417	8,000
Non-cash charges to operations, net	493,077	19,764
Changes in operating assets and liabilities:
Accounts receivable	17,512	-
Unbilled accounts receivable	(99,240)	-
Prepaid expense	-	15,000
Accounts payable and accrued liabilities	85,697	99,106
Net cash provided by (used in) operations	433,337	(23,137)

FINANCING ACTIVITIES:
Proceeds from note payable to related party	19,000	49,800
Repayment of note payable to related party	(451,476)	(22,010)
Net cash (used in) provided by financing activities	(432,476)	27,790

Increase in cash and cash equivalents	861	4,653
Cash and cash equivalents, beginning of period	84	-
Cash and cash equivalents, end of period	$945	$4,653

Supplemental disclosures of cash flow information:
Interest paid	$-	$748
Income taxes paid	$-	$-

Non-cash items:
Common stock issued to satisfy payable to related party	$-	$125,225
Insurance paid with premium financing obligation	$-	$40,000
Shares issued to executives	$400	$800

The accompanying notes are an integral part of these condensed financial statements.

MED ONE OAK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

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

On March 31, 2011, we sold our operations. We recommenced operations in 2013, with our principal operations consisting of operational and financial consulting services. We help clients improve performance, comply with complex regulations, strategically grow their business, expand their operations into new markets, market their service and product offerings, streamline operations, and reduce costs. Our professionals employ their expertise in healthcare administration, management, finance and operations to provide our clients with specialized analyses and customized advice and solutions that are tailored to address each client’s particular challenges and opportunities. Since 2013, we have primarily provided business-consulting services to financially sound organizations in the healthcare industry in and around Houston, Texas.

Liquidity

The Company’s financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

During the three and six months ended June 30, 2014, the Company recognized revenue of $397,056 and $613,225, respectively, from providing management consulting services. The Company has historically incurred net losses, which have resulted in an accumulated deficit of $2,228,376 at June 30, 2014. The Company incurred net losses of $33,187 and $28,116 for the three months ended June 30, 2014 and 2013, respectively.  The Company incurred net losses of $67,126 and $165,007 for the six months ended June 30, 2014 and 2013, respectively.

The Company’s operations provided $433,337 and used $23,137 of cash during the six months ended June 30, 2014 and 2013, respectively, and the Company had cash of $945 and $84 at June 30, 2014 and December 31, 2013, respectively. The Company funded cash needs during the quarter ended June 30, 2014 with advances on a Promissory Note (the “Note”) to a related party, entered into on January 1, 2013, whereby the Company has the ability to draw up to $1,500,000 for working capital purposes. At June 30, 2014, the outstanding balance on the Note was $503,332, with accrued interest of $14,021, and is payable in full on January 31, 2015. Management believes that the approximate $997,000 available under this Note is sufficient to sustain its current level of operations. However, growth of operations or acquisition of business or assets is dependent upon the Company’s ability to raise additional capital through the issuance of additional debt and/or equity securities, of which our ability to do so on favorable terms is uncertain.

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

During the three and six months ended June 30, 2014 and 2013, we recorded provisions for doubtful accounts and unbilled receivables of $0. At June 30, 2014 and December 31, 2013 our accounts receivable and unbilled receivables totaled $362,358 and $280,630, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities. The Company had cash and cash equivalents of $945 and $84 at June 30, 2014 and December 31, 2013, respectively.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk primarily include accounts receivable. Accounts receivable at June 30, 2014 consisted of amounts due from health care entities located in the Houston, Texas metropolitan area, for management consulting services provide by the Company.

To the extent receivables from clients become delinquent, collection activities commence. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable, and bill and collect unbilled receivables. The Company believes its allowance for doubtful accounts adequately provides for estimated losses as of June 30, 2014 and December 31, 2013.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable to Related Party

On January 1, 2013, the Company entered into the Note as borrower in favor of a related party with indirect ownership of the Company (the “Related Party”) whereby the Company has the right to draw up to $1,500,000 from the Related Party, with such draws to be used for working capital purposes. The Note accrues interest at a rate of 4.25% per annum.

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

The original maturity date of the Note was September 30, 2013. On September 27, 2013, the Note was amended to extend the maturity date to January 31, 2015. Accordingly, the outstanding balance of the Note is classified as current on the accompanying Balance Sheet as of June 30, 2014.

At June 30, 2014, $517,353 was outstanding on the Note, including accrued interest. Following is a summary of transactions with the Related Party that resulted in advances on or repayments of the Note during the six months ended June 30, 2014.

Outstanding, December 31, 2013	$456,752
Cash advances	19,000
Noncash advances (1)	561,379
Cash payments (2)	(451,476)
Executive consulting services provided	(77,660)
Accrued interest	9,358
Outstanding, June 30, 2014	$517,353

(1)
During the six months ended June 30, 2014, the Related Party provided noncash advances comprised of direct payment of $4,500 for the Company’s office rent and $556,879, respectively, for other operating expenses. The Company rents corporate office space on a month-to-month basis from the Related Party for $1,000 per month, beginning April 1, 2014.

(2(2)
During the six months ended June 30, 2014, our Executives provided management consulting services to the Related Party for actual time incurred providing such services. During the six months ended June 30, 2014, the Company recognized gross profits from providing these services of $4,215. The Company expects to continue these consulting services up until a time when the Company acquires significant assets or operations.

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

During the three and six months ended June 30, 2014, the Company recognized stock-based compensation expense of $1,250 and $3,417, respectively. During the three and six months ended in June 30, 2013, the Company recognized stock-based compensation expense of $4,000 and $8,000, respectively. At June 30, 2014, approximately $2,500 of stock-based compensation expense remains unrecognized and will be ratably recognized over the next six months, subject to Roth’s continued employment.

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

Preferred Stock

Our board of directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock, par value $0.001, in one or more series and to designate the rights, preferences, privileges and restrictions of each series. The issuance of preferred stock could have the effect of restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock or delaying or preventing our change in control without further action by the stockholders. At June 30, 2014 and December 31, 2013, no shares of Preferred Stock were issued or outstanding.

NOTE 5 – INCOME TAXES

No provision for federal income taxes has been recognized for the three and six months ended June 30, 2014 and 2013 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at June 30, 2014 and December 31, 2013 totaled a net deferred tax asset before valuation allowance of $583,942 and $561,156, respectively, and consisted primarily of a deferred tax asset resulting from a net operating loss carryforward.

The Company has provided a full valuation allowance for the net deferred tax assets as it is deemed more likely than not that these assets will not be realized due to lack of positive evidence to suggest otherwise. The valuation allowance increased, $22,785 for the six months ended June 30, 2014. The Company’s effective tax rate differs from the statutory rate of 35% primarily due to the change in valuation allowance and stock-based compensation.

At June 30, 2014, the Company had net operating loss carryforwards of approximately $1.7 million for federal income tax purposes, which may be offset against future income through 2032, but due to current tax laws the amount of loss available to be offset against future taxable income will be limited due to significant changes in the Company’s ownership.

The Company’s federal income tax returns for the years ended 2009 through 2012 are open to examination. At June 30, 2014 and December 31, 2013, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. For the three and six months ended June 30, 2014 and 2013, we recorded no interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Financial Statements and related Notes.

Disclaimer Regarding ForwardLooking Statements

Certain statements in this quarterly report on Form 10Q are what are known as “forwardlooking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since the future cannot be accurately predicted. Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like often identify such forwardlooking statements, but are not the only indication that a statement is a forwardlooking statement. Such forwardlooking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements that express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forwardlooking statements, you should consider various factors that may cause our actual results to differ materially from any forwardlooking statement. We caution you not to place undue reliance on these forwardlooking statements.

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

Overview

Our operations consist of providing management consulting services, primarily to healthcare entities located in Houston, Texas and the surrounding area, and working towards effecting one or more transactions to acquire or purchase assets and/or operations in the health care industry. During the three and six months ended June 30, 2014 we earned revenue of $397,056 and $613,225, respectively, from management consulting services. During the three and six months ended June 30, 2013, we earned revenue of $184,262 and $361,230, respectively from management consulting services.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three and six months ended June 30, 2014. The following discussion should be read in conjunction with the Condensed Financial Statements and related Notes appearing elsewhere in this Form 10Q.

Three Months Ended June 30, 2014 and 2013

Services Revenues
Services revenues increased by $212,794, or 115.5% to $397,056 for the three months ended June 30, 2014 compared to $184,262 for the prior year period and consisted of revenue from management consulting services provided to three healthcare companies located in Houston, Texas, one of which is a related party. Revenues from services provided to the related party decreased by $97,998 to $86,264 for the three months ended June 30, 2014, compared to $184,262 for the prior year period.

Cost of Services
Cost of services increased by $201,256, or 112.5%, to $380,152 for the three months ended June 30, 2014 compared to $178,896 for the prior year period. Cost of services during the current quarter consisted of direct costs of providing management consulting services. Cost of services provided to the related party decreased by $95,144 to $83,752 for the three months ended June 30, 2014, compared to $178,896 for the prior year period.

Operating Expenses
Operating expenses, consisting of general and administrative expenses, increased $12,644, or 39.3%, to $44,817 for the three months ended June 30, 2014 compared to $32,173 for the three months ended June 30, 2013. The increase is attributable to increases in: legal fees of $8,680, salaries and benefits of $8,804 and other general and administrative costs of $4,840.

Other Expenses
Other expenses totaled $5,274 and $1,309 for the three months ended June 30, 2014 and 2013, respectively, and consisted of interest expense of $5,274 and $986, respectively, related to the Note and $323 related to the financing of Directors & Officers insurance during the three months ended June 30, 2013.  The increase was due to a higher average outstanding principal balance.

Net Loss
Our net loss for the three months ended June 30, 2014 was $33,187 compared to $28,116 for the three months ended June 30, 2013. The increase in net loss was directly attributable to the items discussed above.

Six Months Ended June 30, 2014 and 2013

Services Revenues
Services revenues increased by $251,995, or 69.8%, to $613,225 for the six months ended June 30, 2014 compared to $361,230 for the prior year period and consisted of revenue from management consulting services provided to three healthcare companies located in Houston, Texas, one of which is a related party.  Revenues provided to the related party totaled $144,755 for the six months ended June 30, 2014.

Cost of Services
Cost of services increased $236,621, or 67.5%, to $587,330 for the six months ended June 30, 2014 compared to $350,709 for the prior year period.  Cost of services during this current six month period consisted of direct costs of providing management consulting services.  Cost of services provided to the related party decreased by $210,169 to $140,540 for the six months ended June 30, 2014, compared to $350,709 for the prior period.

Operating Expenses
Operating expenses, consisting of general and administrative expenses, decreased $89,904, or 51.8%, to $83,663 for the six months ended June 30, 2014 compared to $173,567 for the prior year period.  The decrease is attributable to decreases in: legal fees of $44,244, accounting fees of $2,500, acquisition costs of $25,917, and other general and administrative costs of $5,253.

Other Expenses
Other expenses totaled $9,358 and $1,961 for the six months ended June 30, 2014 and June 30, 2013, respectively, and consisted of interest expense of $9,358 and $1,126, respectively, related to the Note, and $835 related to the financing of Directors & Officers insurance during the six months ended June 30, 2013.  The increase was due to a higher outstanding principal balance.

Net Loss
Our net loss for the six months ended June 30, 2014 was $67,126 compared to $165,007 for the prior year period.  The decrease in net loss was directly attributable to the items discussed above.

Liquidity and Capital Resources

At June 30, 2014 and December 31, 2013 our cash was $945 and $84, respectively.  We had a working capital deficit of ($269,742) at June 30, 2014 compared to working capital of $250,719 at December 31, 2013.  On January 1, 2013, the Company executed the Note, under which the Company has the right to draw up to $1,500,000 for working capital purposes. At June 30, 2014, the outstanding balance on the Note was $517,353, including accrued interest of $14,021, and is payable in full on January 31, 2015.

During the six months ended June 30, 2014, cash provided by operations totaled $433,337, compared to cash used in operations of $(23,137) for the comparable prior year period. Cash from investing activities was $0 for the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014, cash used in financing activities was $(432,476), consisting of repayments of $451,476 on a note payable to a related party and advances from a related party of $19,000, compared to cash provided by financing activities of $27,790 for the comparable prior year period, consisting of proceeds from related party contributions offset by repayments of a note payable to a related party.

At June 30, 2014, we had no material commitments for capital expenditures and our operations currently consist of working towards effecting one or more transactions to acquire or purchase assets and/or operations from healthcare entities located in the Houston, Texas Metropolitan Area. While the Company is working toward effecting such transactions, the officers of the Company are providing management consulting services to entities in the healthcare industry that are also located in Houston, Texas and surrounding areas. During the three and six months ended June 30, 2014, we earned revenue of $397,056 and $613,225, respectively from these management-consulting services.

Although we are currently evaluating several opportunities to acquire assets or business operations, there can be no assurance that we will be able to successfully implement our plan of acquisition. Until a transaction is effectuated, we will continue to offer management consulting services to offset a portion of our operating costs resulting in us incurring moderate operating losses during that period.

Until we are able to implement our acquisition plan and recognize positive cash flow from operations, we plan to fund our working capital needs using funds from the Note that we issued to a related party on January 1, 2013, whereby we have the ability to draw up to $1,500,000 to pay ongoing operating expenses. The Note matures on January 31, 2015 and can be settled in either cash or shares of Common Stock at maturity, for both the outstanding principle amount and accrued interest. We believe that the approximate $997,000 remaining availability under the Note is sufficient to sustain our current level of operations for a reasonable period of time. However, growth of operations or acquisition of business or assets will be dependent upon our ability to issue additional debt and/or equity securities.

Our primary cash requirement is paying our operating expenses and servicing our debt. Our primary cash source is from consulting services and advances on the Note to a related party, and our primary use of cash is to fund operations.

Off-Balance Sheet Arrangements

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

As required by Rules 13a15(b) and 15d15(b) of the Exchange Act, an evaluation as of June 30, 2014 was conducted under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Exchange Act). Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our principal executive and principal financial officers also concluded that our disclosure controls and procedures were effective as of June 30, 2014, to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MED ONE OAK, INC.

Dated: August 14, 2014	By: /s/ Chase Chandler

Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 14, 2014	By: /s/ Pamela J. Roth

Chief Financial Officer
(Principal Financial Officer)